Form 10-Q
period 2021-03-31
Waldencast Acquisition Corp.
filed 2021-07-19
CIK 1840199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-40207

WALDENCAST ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1575727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bank Street, Suite 560

White Plains, NY 10606

(Address of principal executive offices and zip code)

(917) 546-6828

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	WALDU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	WALD	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	WALDW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 15, 2021, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

WALDENCAST ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WALDENCAST ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$1,449,687	$—
Prepaid expenses	529,047	—
Deferred offering costs associated with initial private offering	—	166,792
Total current assets	$1,978,734	$166,792
Marketable securities held in Trust account	345,001,294	—
Total assets	346,980,028	166,792

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$592,749	$177,743
Total current liabilities	592,749	177,743
Warrant liabilities	18,538,666	—
Deferred legal fees	683,919	—
Forward purchase agreement liabilities	11,655,000	—
Deferred underwriters’ discount	12,075,000	—
Total liabilities	43,545,334	177,743

Commitments
Class A ordinary shares subject to possible redemption, 29,843,469 shares at redemption value	298,434,690	—

Shareholders’ equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,656,531 shares and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	466	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	863	—
Additional paid-in capital	6,193,583	—
Accumulated deficit	(1,194,908)	(10,951)
Total shareholders’ equity	5,000,004	(10,951)
Total liabilities and shareholders’ equity	$346,980,028	$166,792

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALDENCAST ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$117,515
Loss from operations	(117,515)

Other Income (Loss)
Interest income on operating account	131
Interest income on marketable securities held in Trust account	1,294
Change in fair value of warrant liabilities	(348,666)
Offering expenses related to warrant issuance	(719,201)
Total other income (loss)	(1,066,442)

Net loss	$(1,183,957)

Weighted average shares outstanding - Class A ordinary shares.	29,885,095
Basic and diluted net loss per ordinary share – Class A ordinary shares	$0.00
Weighted average shares outstanding - Class B ordinary shares	9,342,874
Basic and diluted net loss per ordinary share – Class B ordinary shares	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 WALDENCAST ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	—	$—	—	$—	$—	$(10,951)	$(10,951)
Issuance of Founders Shares	—	—	8,625,000	863	24,137	—	25,000
Sale of Units in Initial Public Offering, less initial fair value of public warrants and forward purchase agreements, net of offering expenses, plus excess cash received over initial fair value of private warrants	34,500,000	3,450	—	—	304,601,152	—	304,604,602
Class A ordinary shares subject to possible redemption	(29,843,469)	(2,984)	—	—	(298,431,706)	—	(298,434,690)
Net loss	—	—	—	—	—	(1,183,957)	(1,183,957)
Balance as of March 31, 2021	4,656,531	$466	8,625,000	$863	$6,193,583	$(1,194,908)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALDENCAST ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,183,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust account	(1,294)
Change in fair value of warrant liabilities	348,666
Offering costs allocated to warrants	719,201
Changes in current assets and current liabilities:
Prepaid assets	(529,047)
Accounts payable	592,749
Net cash used in operating activities	(53,682)

Cash Flows from Investing Activities:
Investment of cash into trust account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Founders Shares	25,000
Proceeds from Initial Public Offering, net of underwriters’ discount	338,100,000
Proceeds from issuance of Private Placement Warrants	8,900,000
Payments of offering costs	(521,631)
Net cash provided by financing activities	346,503,369

Net Change in Cash	1,449,687
Cash - Beginning	-
Cash - Ending	$1,449,687

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$298,882,970
Initial value of warrant liabilities	$18,190,000
Initial value of forward purchase liabilities	$11,655,000
Change in value of Class A ordinary shares subject to possible redemption	$(448,280)
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALDENCAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Waldencast Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on December 8, 2020. The Company was formed for the purpose of entering a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected December 31 as its fiscal year end.

The Company was formed on December 8, 2020 and remained dormant through December 31, 2020. For the period from December 8, 2020 (inception) through December 31, 2020, there had been no activity since the formation of the entity and no equity shares were issued. The Company commenced operations on January 12, 2021 when the founder shares were issued. All activity since January 12, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

Financing

On March 18, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 5,933,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 5.

Transaction costs amounted to $20,169,599 consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,194,599 of other offering costs. Of the total transaction cost $719,201 was reclassed to expense as non-operating expense in that statement of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

Trust Account

Following the closing of the Initial Public Offering on March 18, 2021, an amount of $345,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

WALDENCAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination.

The Company’s business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a business combination. However, the Company will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a business combination.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Class A ordinary shares subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a business combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.

The Company will have 24 months from the closing of the Initial Public Offering (with the ability to extend with shareholder approval) to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

The Company’s sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period.

WALDENCAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company’s sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its sponsor would be able to satisfy those obligations.

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $1,449,687 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the Initial Public Offering and the sale of Private Placement Units.

The Company anticipates that the $1,449,687 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

WALDENCAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Revision of Previously Issued Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for Public and Private Placement Warrants, collectively (“Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has revised the financial statements to classify the Warrants and Forward Purchase Agreements (“FPA”) that contain warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

The following summarizes the effect of the Revision on each financial statement line item as of the date of the Company’s consummation of its Initial Public Offering.

As of March 18, 2021	As Reported	Adjustment	As Revised
Balance Sheet
Warrant Liabilities	$-	$18,190,000	$18,190,000
FPA liabilities	-	11,655,000	11,655,000
Total Liabilities	13,677,298	29,845,000	43,522,298
Shares Subject to Redemption	328,727,970	(29,845,000)	298,882,970
Class A Ordinary shares	163	298	461
Class B Ordinary shares	863	-	863
Additional Paid in Capital	5,026,405	718,902	5,745,307
(Accumulated Deficit)	(27,430)	(719,200)	(746,630)
Total Shareholders’ Equity	$5,000,001	$-	$5,000,001

WALDENCAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3— Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 17, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2021, the Trust Account had $345,001,294 held in marketable securities. During period January 1, 2021 to March 31, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

WALDENCAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 29,843,469 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss per Ordinary Shares

Net loss per ordinary shares is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of Class A ordinary shares subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary shares since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 17,433,333 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Accordingly, on March 31, 2021, offering costs totaling $20,169,599 have been charged to shareholders’ equity (consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,194,599 of other offering costs). Of the total transaction cost $719,201 was reclassed to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 17,433,333 ordinary share warrants issued in connection with its Initial Public Offering (11,500,000) and Private Placement (5,933,333) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

WALDENCAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one share of Class A Ordinary shares, par value $0.0001 per share one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A Ordinary shares at a price of $11.50 per share.

Note 5 — Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate price of $8,900,000. Each Private Placement Warrant is exercisable for one Class A Share at a price of $11.50 per share, subject to adjustment (see Note 7). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The initial fair value of the private warrants was recorded as a liability of $6,230,000 with the excess of cash received over initial fair value of the warrants of $2,670,000 recorded as additional paid in capital.

Note 6 — Related Party Transactions

Founder Shares

On January 12, 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000 (the “Founder Shares”). On March 15, 2021, the Company effected a dividend of 0.2 of a share of Class B ordinary shares for each share of Class B ordinary shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Class B ordinary shares or Class A ordinary shares received upon conversion thereof (together, “Founder Shares”) until the earlier of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On January 12, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of March 31, 2021, the Company had repaid the Sponsor note in full.

WALDENCAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.  As of March 31, 2021, the Company had not outstanding borrowings under the Working Capital Loans.

Forward Purchase Agreement

The Company entered into two separate forward purchase agreements as follows. The sponsor and Dynamo Master Fund (a member of our sponsor) entered into a forward purchase agreement (the “Sponsor Forward Purchase Agreement”), dated as of February 22, 2021, with the Company that will provide for the purchase of an aggregate of 13,000,000 Class A ordinary shares and 4,333,333 redeemable warrants, for an aggregate purchase price of $130,000,000, or $10.00 per one Class A ordinary shares and one-third of one redeemable warrant, in a private placement to close substantially concurrently with the closing of our initial business combination. The Sponsor Forward Purchase Agreement provides that the applicable forward purchase investors may, in their sole discretion, increase the amount of capital committed under the Sponsor Forward Purchase Agreement up to an amount not to exceed $160,000,000. Beauty Ventures LLC (“Beauty Ventures”) entered into a forward purchase agreement (the “Beauty Forward Purchase Agreement”), dated as of March 1, 2021, with the Company that provides for the purchase of an aggregate of up to 17,300,000 Class A ordinary shares and up to 5,766,667 redeemable warrants, for an aggregate purchase price of up to $173,000,000 (subject to the below), or $10.00 per one Class A ordinary share and one-third of one redeemable warrant, in a private placement to close substantially concurrently with the closing of the initial business combination. To the extent that the amounts available from the trust account and other financing (including the Sponsor Forward Purchase Agreement) are sufficient for the cash requirements in connection with our initial business combination, the sponsor may, in its sole discretion, as the managing member of Beauty Ventures, reduce its purchase obligation, up to the full amount, under the Beauty Forward Purchase Agreement. Members of the sponsor or their affiliates will receive a performance fee allocation when the return on the securities underlying the Beauty Forward Purchase Agreement exceeds certain benchmark returns. The obligations under the forward purchase agreements will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase shares and the forward purchase warrants included in the units being sold in this offering, respectively, will be identical to the public shares and public warrants included in the units being sold in this offering, respectively, except that the holders thereof will have certain registration rights, as described herein.

Note 7 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

On March 18, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $6,900,000 in the aggregate. Additionally, a deferred underwriting discount of $0.35 per Unit, or $12,075,000 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021, there were 4,656,531 shares issued and outstanding (excluding 29,843,469 shares subject to possible redemption)

WALDENCAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At March 31, 2021, there were 8,625,000 Class B ordinary shares issued or outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the completion of the Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Proposed Public Offering and related to the closing of a Business Combination, the ratio at which Founder Shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the ordinary shares issued and outstanding upon completion of the Proposed Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

Note 9 — Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Company’s Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of the Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

WALDENCAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as Public Warrants.

Note 10 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$345,001,294	$345,001,294	$-	$-
Liabilities:
FPA liabilities	(11,655,000)			(11,655,000)
Warrant liabilities	(18,538,666)	-	-	(18,538,666)
	$314,807,628	$345,001,294	$-	$(30,193,666)

WALDENCAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 18, 2021 (Initial Measurement)	At March 31, 2021
Share price	$10.00	$10.00
Strike price	$11.50	$11.50
Term (in years)	6.00	6.00
Volatility	12.5%	15.0%
Risk-free rate	1.11%	1.16%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 18, 2021	11,960,000	6,230,000	18,190,000
Change in valuation inputs or other assumptions	230,000	118,666	348,666
Fair value as of March 31, 2021	$12,190,000	$6,348,666	$18,538,666

The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Company has initially classified the FPA as a liability.  This financial instrument is subject to re-measurement at each balance sheet date.  With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company's statement of operations. As such, the Company recorded a $11,655,000 derivate liability related to the FPA as of March 18, 2021. At March 31, 2021, the re-measurement of the derivative associated with the FPA resulted in no change in the derivative liability – forward purchase agreement.

FPA Liabilities

Derivative liability – forward purchase agreement at March 18, 2021	$11,655,000
Change in fair value of derivative liability – forward purchase agreement	-
Derivative liability – forward purchase agreement at March 31, 2021	$11,655,000

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Waldencast Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Waldencast Long-Term Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on December 8, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate a Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from for the three months ended March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $1,183,957, which consisted of operating costs of $117,515 and a non-cash change in fair value of derivative liability of $348,666, and a non-cash charge for offering expenses related to issuance of warrants of $719,201, offset by interest income from operating bank account of $131, and interest income on marketable securities held in the Trust Account of $1,294.

Liquidity and Capital Resources

On March 18, 2021, we consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3. Simultaneously with the closing of our Initial Public Offering, the Company consummated the sale of 5,933,333 warrants (the “Private Placement Warrant”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account. We incurred $20,169,599 in transaction costs, including $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $1,194,599 of other costs.

For the three months ending March 31, 2021 cash used in operating activities was $53,682. Net loss of $1,183,957 was affected by a non-cash charges including the change in fair value of warrant liability of $348,666 and offering cost related to warrant issuance of $719,201, and interest earned on marketable securities held in the Trust Account of $1,294. Changes in operating assets and liabilities provided $63,702 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $345,001,294. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,449,687. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space administrative and support services provided to the Company. We began incurring these fees on March 15, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of March 31, 2021 and December 31, 2020, 31,008,969 and no shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Net Earnings (Loss) Per Ordinary Shares

Net earnings (loss) per share is computed by dividing net earnings by the weighted-average number of shares of ordinary shares outstanding during the period.

The Company’s statement of operations includes a presentation of net earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating net earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed financial statements.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Revision of Previously Issued Financial Statements

We revised our prior position on accounting for warrants and forward purchase agreements and revised our March 18, 2021 financial statement to reclassify the Company’s warrants and forward purchase agreements as described in the Note 2 of the accompanying financial statements. However, the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision to our previously issued balance sheet had not yet been identified. Due solely to the events that led to the revision to our previously issued balance sheet, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with the Initial Public Offering.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our final prospectus filed with the SEC on March 18, 2021 and the below risk factor. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 18, 2021 We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 11,500,000 public warrants and 5,933,333 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 18, 2021, we consummated our Initial Public Offering of 30,000,000 units. On March 18, 2021, in connection with the underwriters’ election to exercise their over-allotment option, we consummated the sale of an additional 4,500,000 Units. The Units sold in our Initial Public Offering and exercise of over-allotment option were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $345,000,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253370). The Securities and Exchange Commission declared the registration statement effective on March 15, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 5,933,333 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8,900,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company except if the Reference Value is less than $18.00 per share (as adjusted for certain adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants; (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of a Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Of the gross proceeds received from our Initial Public Offering including the over-allotment option and the Private Placement Warrants, $345,000,000 was placed in the Trust Account.

We paid a total of $6,900,000 in underwriting discounts and commissions and $1,194,599 for other costs and expenses related to our Initial Public Offering. In addition, the underwriter agreed to defer $12,075,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waldencast Acquisition Corp.

Date: July 16, 2021		/s/ Michel Brousset
	Name:	Michel Brousset
	Title:	Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)