Form 10-Q
period 2021-06-30
Waldencast Acquisition Corp.
filed 2021-08-16
CIK 1840199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

WALDENCAST ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WALDENCAST ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$851,860	$—
Prepaid expenses - current	301,127	—
Deferred offering costs associated with initial private offering	—	166,792
Total current assets	$1,152,987	$166,792
Prepaid expenses – non-current	137,488	—
Marketable securities held in Trust Account	345,014,376	—
Total assets	346,304,851	166,792

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$70,746	$177,743
Due to related party	35,000	-
Total current liabilities	105,746	177,743
Warrant liabilities	19,236,000	—
Deferred legal fees	683,919	—
Forward purchase agreement liabilities	12,321,000	—
Deferred underwriters’ discount	12,075,000	—
Total liabilities	44,421,665	177,743

Commitments
Class A ordinary shares subject to possible redemption, 29,688,318 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	296,883,180	—

Shareholders’ equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,811,682 shares and no shares issued and outstanding (excluding 29,688,318 and no shares subject to redemption) at June 30, 2021 and December 31, 2020, respectively	482	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 and no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	863	—
Additional paid-in capital	7,745,077	—
Accumulated deficit	(2,746,416)	(10,951)
Total shareholders’ equity	5,000,006	(10,951)
Total liabilities and shareholders’ equity	$346,304,851	$166,792

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALDENCAST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021

Formation and operating costs	$201,567	$319,082
Loss from operations	(201,567)	(319,082)

Other income (expense):
Interest income on operating account	311	442
Interest income on marketable securities held in Trust Account	13,082	14,376
Offering expenses related to warrant issuance	-	(719,201)
Change in fair value of forward purchase agreement liabilities	(666,000)	(666,000)
Change in fair value of warrant liabilities	(697,334)	(1,046,000)
Total other expense	(1,349,941)	(2,416,383)

Net loss	(1,551,508)	(2,735,465)

Weighted average shares outstanding, Common stock subject to possible redemption	29,843,469	29,849,073
Basic and diluted net loss per share, Common stock subject to possible redemption	$(0.00)	$(0.00)
Weighted average shares outstanding, Non-redeemable common stock	13,281,531	11,322,835
Basic and diluted net loss per share, Non-redeemable common stock	$(0.12)	$(0.24)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 WALDENCAST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	—	$—	—	$—	$—	$(10,951)	$(10,951)
Issuance of Founder Shares	—	—	8,625,000	863	24,137	—	25,000
Sale of Units in Initial Public Offering, less initial fair value of public warrants and forward purchase agreements, net of offering expenses, plus excess cash received over initial fair value of private warrants	34,500,000	3,450	—	—	304,601,152	—	304,604,602
Class A ordinary shares subject to possible redemption	(29,843,469)	(2,984)	—	—	(298,431,706)	—	(298,434,690)
Net loss	—	—	—	—	—	(1,183,957)	(1,183,957)
Balance as of March 31, 2021	4,656,531	$466	8,625,000	$863	$6,193,583	$(1,194,908)	$5,000,004
Class A ordinary shares subject to possible redemption	155,151	16	—	—	1,551,494	—	1,551,510
Net loss	—	—	—	—	—	(1,551,508)	(1,551,508)
Balance as of June 30, 2021	4,811,682	$482	8,625,000	$863	$7,745,077	$(2,746,416)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALDENCAST ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Six months ended
June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(2,735,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(14,376)
Change in fair value of warrant liabilities	1,046,000
Change in fair value of forward purchase agreement liabilities	666,000
Offering costs allocated to warrants	719,201
Changes in current assets and current liabilities:
Prepaid assets	(438,615)
Due to related party	35,000
Accounts payable	70,746
Net cash used in operating activities	(651,509)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares	25,000
Proceeds from Initial Public Offering, net of underwriters’ discount	338,100,000
Proceeds from issuance of Private Placement Warrants	8,900,000
Payments of offering costs	(521,631)
Net cash provided by financing activities	346,503,369

Net Change in Cash	851,860
Cash - Beginning	-
Cash - Ending	$851,860

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$298,882,970
Initial value of warrant liabilities	$18,190,000
Initial value of forward purchase agreement liabilities	$11,655,000
Change in value of Class A ordinary shares subject to possible redemption	$(1,999,790)
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALDENCAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Waldencast Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on December 8, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $20,169,599 consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,194,599 of other offering costs. Of the total transaction costs, $719,201 was reclassified as non-operating expense in the condensed statement of operations with the rest of the offering costs charged to shareholders’ equity. The transaction costs were allocated based on a relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

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

WALDENCAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Class A ordinary shares subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

WALDENCAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

As of June 30, 2021, the Company had cash in an operating bank account, outside of the Trust Account, of $851,860 available for working capital needs. All remaining funds held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the Initial Public Offering and the sale of Private Placement Warrants.

The Company anticipates that the $851,860 in its operating bank account as of June 30, 2021 will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WALDENCAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 17, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, the Company had $851,860 in cash in its operating bank account, outside of the Trust Account, and had no cash equivalents.

Investment Held in Trust Account

At June 30, 2021, the Trust Account had $345,014,376 held in marketable securities. As of June 30, 2021, the Company has not withdrawn any of the interest income from the Trust Account to pay its tax obligations.

WALDENCAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 29,688,318 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss per Ordinary Shares

Net loss per ordinary shares is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of Class A ordinary shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary shares since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 17,433,333 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Accordingly, on June 30, 2021, offering costs totaling $20,169,599 have been charged to shareholders’ equity (consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,194,599 of other offering costs). Of the total transaction costs, $719,201 was reclassified as a non-operating expense in the condensed statement of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on a relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet.

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

The Company accounts for its 17,433,333 ordinary share warrants issued in connection with its Initial Public Offering (11,500,000) and Private Placement Warrants (5,933,333) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statement of operations. The fair value of warrants issued by the Company in connection with its Initial Public Offering and Private Placement Warrants has been estimated using Monte-Carlo simulations at each measurement date.

WALDENCAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was immaterial for the six months ended June 30, 2021.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one share of Class A Ordinary shares, par value $0.0001 per share one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A Ordinary shares at a price of $11.50 per share.

Note 4 — Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate price of $8,900,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The initial fair value of the private warrants was recorded as a liability of $6,230,000 with the excess of cash received over initial fair value of the warrants of $2,670,000 recorded as additional paid-in capital.

Note 5 — Related Party Transactions

Founder Shares

On January 12, 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000 (the “Founder Shares”). On March 15, 2021, the Company effected a dividend of 0.2 of a share of Class B ordinary shares for each share of Class B ordinary shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Class B ordinary shares or Class A ordinary shares received upon conversion thereof until the earlier of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On January 12, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. As of June 30, 2021, the Company had no borrowing outstanding under the Promissory Note.

WALDENCAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Due to Related Party

The balance of $35,000 represents the amount accrued for the administrative support services provided by the Sponsor from date of the IPO (defined below) to June 30, 2021.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2021, the Company has recognized $5,000 and $35,000, respectively, of administrative service fee, which is included in formation and operating costs on the condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.  As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Forward Purchase Agreement

The Company entered into two separate forward purchase agreements as follows. The Sponsor and Dynamo Master Fund (a member of the Sponsor) entered into a forward purchase agreement (the “Sponsor Forward Purchase Agreement”), dated as of February 22, 2021, with the Company that will provide for the purchase of an aggregate of 13,000,000 Class A ordinary shares and 4,333,333 redeemable warrants, for an aggregate purchase price of $130,000,000, or $10.00 per one Class A ordinary shares and one-third of one redeemable warrant, in a private placement to close substantially concurrently with the closing of our initial Business Combination. The Sponsor Forward Purchase Agreement provides that the applicable forward purchase investors may, in their sole discretion, increase the amount of capital committed under the Sponsor Forward Purchase Agreement up to an amount not to exceed $160,000,000. Beauty Ventures LLC (“Beauty Ventures”) entered into a forward purchase agreement (the “Beauty Forward Purchase Agreement”, and together with the Sponsor Forward Purchase Agreement, the “Forward Purchase Agreements” or “FPA”), dated as of March 1, 2021, with the Company that provides for the purchase of an aggregate of up to 17,300,000 Class A ordinary shares and up to 5,766,667 redeemable warrants, for an aggregate purchase price of up to $173,000,000 (subject to the below), or $10.00 per one Class A ordinary share and one-third of one redeemable warrant, in a private placement to close substantially concurrently with the closing of the initial Business Combination. To the extent that the amounts available from the Trust Account and other financing (including the Sponsor Forward Purchase Agreement) are sufficient for the cash requirements in connection with our initial Business Combination, the Sponsor may, in its sole discretion, as the managing member of Beauty Ventures, reduce its purchase obligation, up to the full amount, under the Beauty Forward Purchase Agreement. Members of the Sponsor or their affiliates will receive a performance fee allocation when the return on the securities underlying the Beauty Forward Purchase Agreement exceeds certain benchmark returns. The obligations under the forward purchase agreements will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase shares and the forward purchase warrants included in the units being sold in this offering, respectively, will be identical to the public shares and public warrants included in the units being sold in this offering, respectively, except that the holders thereof will have certain registration rights, as described herein.

Note 6 — Commitments & Contingencies

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

Underwriters Agreement

On March 18, 2021, pursuant to the consummation of the IPO, the Company paid a fixed underwriting discount of $0.20 per Unit, or $6,900,000 in the aggregate. Additionally, a deferred underwriting discount of $0.35 per Unit, or $12,075,000 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021, there were 4,811,682 shares issued and outstanding (excluding 29,688,318 shares subject to possible redemption).

WALDENCAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At June 30, 2021, there were 8,625,000 Class B ordinary shares issued or outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the completion of the Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Founder Shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the ordinary shares issued and outstanding upon completion of the Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

Note 8 — Warrants

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

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

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

WALDENCAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$345,014,376	$345,014,376	$-	$-
Liabilities:
Forward purchase agreement liabilities	(12,321,000)	-	-	(12,321,000)
Warrant liabilities	(19,236,000)	(19,236,000)	-	-
	$313,457,376	$325,778,376	$-	$(12,321,000)

WALDENCAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the condensed statement of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The value of the warrant liabilities was transferred from Level 3 to Level 1 during the period due to the fact that they are now listed on an active market. There were no other transfers between Levels 1, 2 or 3 during the three and six-month period ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 18, 2021 (Initial Measurement)	At June 30, 2021
Share price	$10.00	$10.00
Strike price	$11.50	$11.50
Term (in years)	6.00	6.00
Volatility	12.5%	15.0%
Risk-free rate	1.11%	1.04%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 18, 2021	11,960,000	6,230,000	18,190,000
Change in fair value of warrant liabilities	230,000	118,666	348,666
Fair value as of March 31, 2021	$12,190,000	$6,348,666	$18,538,666
Change in fair value of warrant liabilities	460,000	237,333	697,333
Fair value as of June 30, 2021	$12,650,000	$6,586,000	$19,236,000

Prior to their transfer to Level 1 inputs, the estimated fair value of warrant liabilities is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Company has initially classified the FPA as a liability.  This financial instrument is subject to re-measurement at each balance sheet date.  With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company's condensed statement of operations. As such, the Company recorded a $11,655,000 of derivative liabilities related to the FPA as of March 18, 2021. At June 30, 2021, the re-measurement of the derivative associated with the FPA resulted in the following change in the derivative liabilities – forward purchase agreement.

FPA Liabilities

Derivative liability – forward purchase agreement at March 18, 2021	$11,655,000
Change in fair value of derivative liability – forward purchase agreement	-
Derivative liability – forward purchase agreement at March 31, 2021	$11,655,000
Change in fair value of derivative liability – forward purchase agreement	666,000
Derivative liability – forward purchase agreement at June 30, 2021	$12,321,000

Note 10 — Subsequent Events

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from for the three months and six months ended June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the six months ended June 30, 2021, we had a net loss of $2,735,465, which consisted of operating costs of $319,082, a non-cash change in fair value of warrant derivative liabilities and FPA liabilities of $1,046,000 and $666,000, respectively, and a non-cash charge for offering expenses related to issuance of warrants of $719,201, offset by interest income from operating bank account of $442, and interest income on marketable securities held in the Trust Account of $14,376.

For the three months ended June 30, 2021, we had a net loss of $1,551,508, which consisted of operating costs of $201,567 and a non-cash change in fair value of warrant derivative liabilities and FPA liabilities of $697,334 and $666,000, respectively, offset by interest income from operating bank account of $311, and interest income on marketable securities held in the Trust Account of $13,082.

Liquidity and Capital Resources

On March 18, 2021, we consummated the Initial Public Offering of 34,500,000 Units (and, with respect to the Class A ordinary shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3. Simultaneously with the closing of our Initial Public Offering, the Company consummated the sale of 5,933,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account. We incurred $20,169,599 in transaction costs, including $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $1,194,599 of other costs.

For the six months ending June 30, 2021 cash used in operating activities was $651,509. Net loss of $2,735,465 was affected by a non-cash change in the fair value of warrant derivative liabilities, and FPA liabilities of $1,046,000 and $666,000, respectively, and offering costs related to warrant issuance of $719,201, and interest earned on marketable securities held in the Trust Account of $14,376. Changes in operating assets and liabilities used $332,869 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $345,014,376. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $851,860. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021 and December 31, 2020, 29,688,318 and no shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. The warrants meet the definition of a derivative as contemplated in ASC 815, and therefore the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the condensed statement of operations in the period of change.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision to our previously issued balance sheet had not yet been identified. Due solely to the events that led to the revision to our previously issued balance sheet, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with the Initial Public Offering.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 11,500,000 public warrants and 5,933,333 Private Placement Warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, “Derivatives and Hedging,” (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waldencast Acquisition Corp.

Date: August 16, 2021		/s/ Michel Brousset
	Name:	Michel Brousset
	Title:	Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)