Form 10-Q
period 2021-09-30
Waldencast Acquisition Corp.
filed 2021-11-18
CIK 1840199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 18, 2021, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

WALDENCAST ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WALDENCAST ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020 (Audited)
Assets
Current assets:
Cash	$335,058	$—
Prepaid expenses - current	219,325	—
Deferred offering costs associated with initial private offering	—	166,792
Total current assets	$554,383	$166,792
Prepaid expenses – non-current portion	117,217	—
Investment held in Trust Account	345,030,985	—
Total assets	345,702,585	166,792

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$66,739	$177,743
Due to related party	65,000	-
Total current liabilities	131,739	177,743
Warrant liabilities	14,180,333	—
Deferred legal fees	683,919	—
Forward purchase agreement liabilities	8,991,000	—
Deferred underwriters’ discount	12,075,000	—
Total liabilities	36,061,991	177,743

Commitments
Class A ordinary shares subject to possible redemption, 34,500,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 and no shares subject to redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 and no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	863	—
Additional paid-in capital	—	—
Accumulated deficit	(35,360,269)	(10,951)
Total shareholders’ deficit	(35,359,406)	(10,951)
Total liabilities and shareholders’ deficit	$345,702,585	$166,792

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALDENCAST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021

Formation and operating costs	$645,123	$964,205
Loss from operations	(645,123)	(964,205)

Other income (expense):
Interest income on operating account	256	698
Interest income on marketable securities held in Trust Account	16,609	30,985
Offering expenses related to warrant issuance	—	(719,201)
Change in fair value of forward purchase agreement liabilities	3,330,000	2,664,000
Change in fair value of warrant liabilities	5,055,667	4,009,667
Total other income	8,402,532	5,986,149

Net income	$7,757,409	$5,021,944

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	34,500,000	24,895,604
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.18	$0.15
Weighted average shares outstanding, Non-redeemable Class B ordinary shares	8,625,000	7,977,564
Basic and diluted net income per share, Non-redeemable Class B ordinary shares	$0.18	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALDENCAST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	—	$—	$—	$(10,951)	$(10,951)
Issuance of Founder Shares	—	—	8,625,000	863	24,137	—	25,000
Sale of Units in Initial Public Offering, less initial fair value of public warrants and forward purchase agreements, net of offering expenses, plus excess cash received over initial fair value of private warrants	34,500,000	3,450	—	—	304,601,152	—	304,604,602
Class A ordinary shares subject to possible redemption	(34,500,000)	(3,450)	—	—	(304,625,289)	(40,371,261)	(345,000,000)
Net loss	—	—	—	—	—	(1,183,957)	(1,183,957)
Balance as of March 31, 2021, as restated	—	$—	8,625,000	$863	$—	$(41,566,169)	$(41,565,306)

Net loss	—	—	—	—	—	(1,551,509)	(1,551,509)
Balance as of June 30, 2021, as restated	—	$—	8,625,000	$863	$—	$(43,117,678)	$(43,116,815)

Net income	—	—	—	—	—	7,757,409	7,757,409
Balance as of September 30, 2021	—	$—	8,625,000	$863	$—	$(35,360,269)	$(35,359,406)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALDENCAST ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Nine months ended
September 30, 2021
Cash Flows from Operating Activities:
Net income	$5,021,944
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Account	(30,985)
Change in fair value of warrant liabilities	(4,009,667)
Change in fair value of forward purchase agreement liabilities	(2,664,000)
Offering costs allocated to warrants	719,201
Changes in current assets and current liabilities:
Prepaid assets	(336,542)
Accounts payable	66,739
Due to related party	65,000
Net cash used in operating activities	(1,168,310)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares	25,000
Proceeds from Initial Public Offering, net of underwriters’ discount	338,100,000
Proceeds from issuance of Private Placement Warrants	8,900,000
Payments of offering costs	(521,631)
Net cash provided by financing activities	346,503,369

Net Change in Cash	335,058
Cash – Beginning	—
Cash – Ending	$335,058

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$345,000,000
Accretion of Class A ordinary shares to redemption value	$31,410,398
Initial value of warrant liabilities	$18,190,000
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000
Initial value of forward purchase agreement liabilities	$11,655,000

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

Transaction costs amounted to $20,169,599, consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,194,599 of other offering costs. Of the total transaction costs, $719,201 was reclassified as non-operating expense in the condensed statement of operations with the rest of the offering costs charged to shareholders’ equity. The transaction costs were allocated based on a relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

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

The Company’s Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial Business Combination within the Combination Period.

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

Liquidity

As of September 30, 2021, the Company had cash in an operating bank account, outside of the Trust Account, of $335,058 available for working capital needs. As of September 30, 2021 the Company had working capital of $422,644. All remaining funds held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination, to redeem Class A ordinary shares or with respect to the interest earned, to be withdrawn for the payment of taxes. As of September 30, 2021, none of the amount in the Trust Account was withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the Initial Public Offering and the sale of Private Placement Warrants.

On October 28, 2021, the Sponsor funded the $1,500,000 available under the Working Capital Loans to the Company (see Notes 6 and 12). The Company anticipates that the $335,058 in its operating bank account as of September 30, 2021, in addition to the subsequent $1,500,000 draw down of the Working Capital Loans available, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company had historically classified a portion of the public shares in permanent equity.

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity, regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impacts were material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such, the Company is restating those periods in this Quarterly Report.

Impact of the Restatement

The impact to the balance sheet as of March 18, 2021, the balance sheet and income statement as of March 31, 2021 and the balance sheet and income statement as of June 30, 2021 is presented below:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 18, 2021 (as revised in Note 2 of Form 10-Q filed on July 19, 2021)
Class A ordinary shares subject to possible redemption	$328,727,970	$16,272,030	$345,000,000

Class A ordinary shares, $0.0001 par value	163	(163)	—
Class B ordinary shares, $0.0001 par value	863	—	863
Additional Paid-in Capital	5,026,405	(5,026,405)	—
Accumulated Deficit	(27,430)	(11,245,462)	(11,272,892)
Total Shareholder’’ Equity (Deficit)	$5,000,001	$(16,272,030)	$(11,272,029)

Number of shares subject to redemption	32,872,797	1,627,203	34,500,000

Balance Sheet as of March 31, 2021
Class A ordinary shares subject to possible redemption	$298,434,690	$46,565,310	$345,000,000

Class A ordinary shares, $0.0001 par value	466	(466)	—
Class B ordinary shares, $0.0001 par value	863	—	863
Additional Paid-in Capital	6,193,583	(6,193,583)	—
Accumulated Deficit	(1,194,908)	(40,371,261)	(41,566,169)
Total Shareholder’’ Equity (Deficit)	$5,000,004	$(46,565,310)	$(41,565,306)

Number of shares subject to redemption	29,843,469	4,656,531	34,500,000

Income Statement as of March 31, 2021
Net loss	$(1,183,957)	$—	$(1,183,957)
Weighted average Redeemable Class A ordinary shares	29,885,095	(24,845,769)	5,039,326
Basic and diluted net loss per share, redeemable Class A ordinary shares	$0.00	$(0.10)	$(0.10)
Weighted average non-redeemable Class B ordinary shares	9,342,874	(2,703,829)	6,639,045
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.13)	$0.03	$(0.10)

Balance Sheet as of June 30, 2021
Class A ordinary shares subject to possible redemption	$296,883,180	$48,116,820	$345,000,000

Class A ordinary shares, $0.0001 par value	482	(482)	—
Class B ordinary shares, $0.0001 par value	863	—	863
Additional Paid-in Capital	7,745,077	(7,745,077)	—
Accumulated Deficit	(2,746,416)	(40,371,262)	(43,117,678)
Total Shareholder’’ Equity (Deficit)	$5,000,006	$(48,116,821)	$(43,116,815)

Number of shares subject to redemption	29,688,318	4,811,682	34,500,000

Income Statement as of June 30, 2021
Three Months
Net loss	$(1,551,508)	$—	$(1,551,508)
Weighted average Redeemable Class A ordinary shares	29,483,469	4,656,531	34,500,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$0.00	(0.04)	(0.04)
Weighted average non-redeemable Class B ordinary shares	13,281,531	(4,656,531)	8,625,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.12)	0.08	(0.04)

Six Months
Net loss	$(2,735,465)	$—	$(2,735,465)
Weighted average Redeemable Class A ordinary shares	29,849,073	(9,915,740)	19,933,333
Basic and diluted net loss per share, redeemable Class A ordinary shares	$0.00	(0.10)	(0.10)
Weighted average non-redeemable Class B ordinary shares	11,322,835	(3,679,779)	7,643,056
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.24)	0.14	(0.10)

Note 3 — Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 17, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company had $335,058 in cash in its operating bank account, outside of the Trust Account, and had no cash equivalents.

Investment Held in Trust Account

At September 30, 2021, the Trust Account had $345,030,985 held in marketable securities. As of September 30, 2021, the Company has not withdrawn any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (except that in no event may we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions pursuant to our amended and restated memorandum and articles of association). In accordance with the SEC and its staff guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

As of September 30, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(11,960,000)
Issuance costs related to Class A ordinary shares	(19,450,398)
Plus:
Accretion of carrying value to redemption value	31,410,398
Contingently redeemable Class A ordinary shares	$345,000,000

Net Income per Ordinary Share

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted loss per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and FPA units are exercisable for 61,833,333 shares of Class A ordinary shares in the aggregate. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value.

	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2021
Ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$6,205,927	$3,803,233
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	34,500,000	24,895,604
Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.18	$0.15

Non-Redeemable Ordinary shares
Numerator:
Net income allocable to Class B ordinary shares not subject to redemption	$1,551,482	$1,218,711
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	8,625,000	7,977,564
Basic and diluted net income per share, ordinary shares	$0.18	$0.15

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A–- “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Accordingly, on September 30, 2021, offering costs totaling $20,169,599 have been charged to shareholders’ equity (consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,194,599 of other offering costs). Of the total transaction costs, $719,201 was reclassified as a non-operating expense in the condensed statement of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on a relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet.

Derivative Warrant Liabilities

The Company evaluates its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has determined its public warrants, private warrants and contingent forward purchase warrants are derivative instruments.

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

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and contingent forward purchase units and then the Class A ordinary shares.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was immaterial for the nine months ended September 30, 2021.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging-Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Related Party Loans

On January 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due upon the earlier of June 30, 2021 and the closing of the Initial Public Offering. The Company had no borrowings under the Promissory Note at the closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Due to Related Party

The balance of $65,000 represents the amount accrued for the administrative support services provided (defined below) by the Sponsor from date of the IPO to September 30, 2021.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and nine months ended September 30, 2021, the Company has recognized $30,000 and $65,000, respectively, of administrative service fee, which is included in formation and operating costs on the condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.  As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans. On October 28, 2021, the Company drew down the entire available balance of the Working Capital Loans and the Sponsor deposited $1,500,000 in the Company’s operating bank account (see Note 12).

Forward Purchase Agreement

The Company entered into two separate forward purchase agreements as follows. The Sponsor and Dynamo Master Fund (a member of the Sponsor) entered into a forward purchase agreement (the “Sponsor Forward Purchase Agreement”), dated as of February 22, 2021, with the Company that will provide for the purchase of up to an aggregate of 13,000,000 units, with each unit consisting of one  Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of $130,000,000, or $10.00 per unit, in a private placement to close substantially concurrently with the closing of our initial Business Combination. The Sponsor Forward Purchase Agreement provides that the applicable forward purchase investors may, in their sole discretion, increase the amount of capital committed under the Sponsor Forward Purchase Agreement up to an amount not to exceed $160,000,000. Beauty Ventures LLC (“Beauty Ventures”) entered into a forward purchase agreement (the “Beauty Forward Purchase Agreement”, and together with the Sponsor Forward Purchase Agreement, the “Forward Purchase Agreements” or “FPA”), dated as of March 1, 2021, with the Company that provides for the purchase of an aggregate of up to 17,300,000  units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of up to $173,000,000 (subject to the below), or $10.00 per unit, in a private placement to close substantially concurrently with the closing of the initial Business Combination. To the extent that the amounts available from the Trust Account and other financing (including the Sponsor Forward Purchase Agreement) are sufficient for the cash requirements in connection with our initial Business Combination, the Sponsor may, in its sole discretion, as the managing member of Beauty Ventures, reduce its purchase obligation, up to the full amount, under the Beauty Forward Purchase Agreement. Members of the Sponsor or their affiliates will receive a performance fee allocation when the return on the securities underlying the Beauty Forward Purchase Agreement exceeds certain benchmark returns. The obligations under the forward purchase agreements will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase shares and the forward purchase warrants included in the units being sold in this offering, respectively, will be identical to the public shares and public warrants included in the units being sold in this offering, respectively, except that the holders thereof will have certain registration rights, as described herein. On October 20, 2021, the Company received (i) an allocation notice from the Sponsor and Dynamo Master Fund committing to purchase 16,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of $160,000,000, or $10.00 per unit and (ii) an allocation notice from Beauty Ventures committing to purchase to purchase 17,300,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of $173,000,000, or $10.00 per unit.

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

Transaction Agreements

On November 15, 2021, the Company entered into the Obagi Merger Agreement (as defined in Note 12) with Obagi (as defined in Note 12) and Merger Sub (as defined in Note 12). The transactions contemplated by the Obagi Merger Agreement are described in more detail in Note 12.

On November 15, 2021, the Company entered into the Milk Equity Purchase Agreement (as defined in Note 12) with the Purchasers (as defined in Note 12), Milk (as defined in Note 12), Milk Members (as defined in Note 12) and Equityholder Representative (as defined in Note 12). The transactions contemplated by the Milk Equity Purchase Agreement are described in more detail in Note 12.

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 34,500,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The value of these redeemable shares was calculated as the gross proceeds from the sale of the Public Units reduced by the proceeds allocable to the Public Warrants, issuance costs related to the Public Units and the accretion of the carrying value to the redemption value. Upon the consummation of the IPO, the Company recorded $31,410,398 in accretion.

Note 9 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021, there were no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At September 30, 2021, there were 8,625,000 Class B ordinary shares issued or outstanding.

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

Note 10 — Warrants

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

Note 11 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$345,030,985	$345,030,985	$—	$—
Liabilities:
Forward purchase agreement liabilities	(8,991,000)	—	—	(8,991,000)
Warrant liabilities	(14,180,333)	(9,315,000)	—	(4,865,333)
	$321,859,652	$335,715,985	$—	$(13,856,333)

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

The value of the warrant liabilities was transferred from Level 3 to Level 1 during the period due to the fact that they are now listed on an active market. There were no other transfers between Levels 1, 2 or 3 during the three and nine-month period ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 18, 2021 (Initial Measurement)	At September 30, 2021
Share price	$10.00	$10.00
Strike price	$11.50	$11.50
Term (in years)	6.00	6.00
Volatility	12.5%	12.3%
Risk-free rate	1.11%	1.15%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 18, 2021	11,960,000	6,230,000	18,190,000
Change in fair value of warrant liabilities	230,000	118,666	348,666
Fair value as of March 31, 2021	$12,190,000	$6,348,666	$18,538,666
Change in fair value of warrant liabilities	460,000	237,333	697,333
Fair value as of June 30, 2021	$12,650,000	$6,586,000	$19,236,000
Change in fair value of warrant liabilities	(3,335,000)	(1,720,667)	(5,055,667)
Fair value as of September 30, 2021	$9,315,000	$4,865,333	$14,180,333

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

The Company has initially classified the FPA as a liability.  This financial instrument is subject to re-measurement at each balance sheet date.  With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations. As such, the Company recorded a $11,655,000 of derivative liabilities related to the FPA as of March 18, 2021. At September 30, 2021, the re-measurement of the derivative associated with the FPA resulted in the following change in the derivative liabilities – forward purchase agreement.

FPA Liabilities

Derivative liability – forward purchase agreement at March 18, 2021	$11,655,000
Change in fair value of derivative liability – forward purchase agreement	-
Derivative liability – forward purchase agreement at March 31, 2021	$11,655,000
Change in fair value of derivative liability – forward purchase agreement	666,000
Derivative liability – forward purchase agreement at June 30, 2021	$12,321,000
Change in fair value of derivative liability – forward purchase agreement	(3,330,000)
Derivative liability – forward purchase agreement at September 30, 2021	$8,991,000

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 28, 2021, the Company drew down the entire available balance of the Working Capital Loans and the Sponsor deposited $1,500,000 in the Company’s operating bank account (see Note 6).

Obagi and Milk Business Combinations

Obagi Merger Agreement and Related Agreements

On November 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Obagi Merger Agreement”), by and among the Company, Obagi Merger Sub, Inc., a Cayman Islands exempted company limited by shares and an indirect wholly owned subsidiary of the Company (“Merger Sub”), and Obagi Global Holdings Limited, a Cayman Islands exempted company limited by shares (“Obagi”).

The Obagi Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Obagi Merger Agreement, the “Obagi Transaction”):

(i) at the closing of the transactions contemplated by the Obagi Merger Agreement (the “Obagi Closing”), upon the terms and subject to the conditions of the Obagi Merger Agreement and in accordance with the Companies Act (As Revised) of the Cayman Islands (“Cayman Act”), Merger Sub will merge with and into Obagi, the separate corporate existence of Merger Sub will cease and Obagi will be the surviving company and an indirect wholly owned subsidiary of the Company (the “Merger”);

(ii) as a result of the Merger, among other things, each share of common stock of Obagi that is issued and outstanding immediately prior to the effective time of the Merger (other than in respect of Excluded Shares (as defined in the Obagi Merger Agreement)) will be cancelled and converted into the right to receive (i) an amount in cash equal to (A) the Obagi Cash Consideration (as defined in the Obagi Merger Agreement), subject to substitution for Obagi Stock Consideration (as defined in the Obagi Merger Agreement) based on the amount of cash available to the Company at the Closing (as defined below), taking into account, among other things, the level of shareholder redemptions, divided by (B) the number of Aggregate Fully Diluted Company Common Shares (as defined in the Obagi Merger Agreement), and (ii) a number of shares of Company Common Stock equal to (A) the Obagi Stock Consideration divided by (B) the number of Aggregate Fully Diluted Company Common Shares; and

(iii) upon the effective time of the Domestication (as defined below), the Company will immediately be renamed “Waldencast plc”.

The Company’s board of directors has unanimously (i) approved and declared advisable the Obagi Merger Agreement, the Obagi Transaction and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Obagi Merger Agreement and related matters by the shareholders of the Company.

Milk Equity Purchase Agreement

On November 15, 2021, the Company entered into an Equity Purchase Agreement (the “Milk Equity Purchase Agreement” and together with the Obagi Merger Agreement, the “Transaction Agreements”), by and among the Company, Obagi Holdco 1 Limited, a limited company incorporated under the laws of Jersey (“Holdco Purchaser”), Waldencast Partners LP, a Cayman Islands exempted limited partnership (“Waldencast LP” and together with Holdco Purchaser, the “Purchasers”), Milk Makeup LLC, a Delaware limited liability company (“Milk”), certain members of Milk (the “Milk Members”), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as representative of Milk’s equityholders (the “Equityholder Representative”).

The Milk Equity Purchase Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Milk Equity Purchase Agreement, the “Milk Transaction” and, together with the Obagi Transaction, the “Obagi and Milk Business Combinations”):

(i) at the closing of the transactions contemplated by the Milk Equity Purchase Agreement (the “Milk Closing” and together with the Obagi Closing, the “Closing”), upon the terms and subject to the conditions of the Milk Equity Purchase Agreement, the Purchasers will acquire from the Milk Members and the Milk Members will sell to the Purchasers all of the issued and outstanding membership units of Milk in exchange for the Milk Cash Consideration (as defined in the Milk Equity Purchase Agreement), and the Milk Equity Consideration (as defined in the Milk Equity Purchase Agreement), which consist of partnership units of Waldencast LP exchangeable for Domesticated Acquiror Common Stock, and the Domesticated Acquiror Non-Economic Common Stock (each as defined in the Milk Equity Purchase Agreement);

(ii) as a result of the Milk Transaction, among other things, (i) Holdco Purchaser will purchase from the Milk Members a percentage of the outstanding membership units in exchange for the Milk Cash Consideration and the Domesticated Acquiror Non-Economic Common Stock equal to the Milk Equity Consideration and (ii) Waldencast LP will purchase from the Milk Members the remainder of the outstanding membership units in exchange for the Milk Equity Consideration;

(iii) upon the effective time of the Domestication, the Company will immediately be renamed “Waldencast plc.”

Immediately following consummation of the Milk Transaction, (i) Holdco Purchaser will contribute its equity interest in (a) Milk to Waldencast LP in exchange for limited partnership units in Waldencast LP and (b) Holdco 2 in exchange for limited partnership units in Waldencast LP. The combined company will be organized in an “Up-C” structure, in which the equity interests of Obagi and Milk will be held by Waldencast LP. The Company will in turn hold its interests in Obagi and Milk through Waldencast LP and Holdco Purchaser.

The Board has unanimously (i) approved and declared advisable the Milk Equity Purchase Agreement, the Milk Transaction and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Milk Equity Purchase Agreement and related matters by the shareholders of the Company.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the Cayman Act, the Companies (Jersey) Law 1991, as amended (the “Jersey Companies Law”) and the Company’s amended and restated memorandum and articles of association, the Company will effect a deregistration under the Cayman Act and a domestication under Part 18C of the Jersey Companies Law (by means of filing a memorandum and articles of association with the Registrar of Companies in Jersey), pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to Jersey (the “Domestication”).

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into an ordinary share of common stock, par value $0.0001 per share, of the Company (following its Domestication) (the “Waldencast Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into a share of Waldencast Common Stock, (iii) each then issued and outstanding warrant of the Company will convert automatically into a warrant to acquire one share of Waldencast Common Stock (“Domesticated Waldencast Warrant”), pursuant to the Warrant Agreement, dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of the Company shall be cancelled and will entitle the holder thereof to one share of Waldencast Common Stock and one-third of one Domesticated Waldencast Warrant.

On November 15, 2021, the Company entered into a Sponsor Support Agreement (the “Obagi Sponsor Support Agreement”), by and among the Sponsor, Obagi, the Company and the persons set forth on Schedule I attached thereto (the “Sponsor Persons”), pursuant to which the Sponsor and the Sponsor Persons agreed to, among other things, vote in favor of the Obagi Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Obagi Sponsor Support Agreement.

On November 15, 2021, the Company entered into a Sponsor Support Agreement (the “Milk Sponsor Support Agreement”), by and among the Sponsor, the Equityholder Representative, the Company and the Sponsor Persons, pursuant to which the Sponsor and the Sponsor Persons agreed to, among other things, vote in favor of the Milk Equity Purchase Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Milk Sponsor Support Agreement.

On November 15, 2021, the Company also entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”), by and among the Company, Obagi and Cedarwalk. Pursuant to the Stockholder Support Agreement, Cedarwalk agreed to, among other things, within two (2) business days after the proxy statement/prospectus relating to the approval by the Company shareholders of the Obagi and Milk Business Combinations is declared effective by the SEC and delivered or otherwise made available to the Company shareholders, execute and deliver a written consent with respect to the outstanding ordinary shares of Obagi held by Cedarwalk adopting the Obagi Merger Agreement and related transactions and approving the Obagi and Milk Business Combinations.

The consummation of the proposed Obagi and Milk Business Combinations is subject to certain conditions as further described in the Obagi Merger Agreement and the Milk Equity Purchase Agreement.

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

Recent Developments – Obagi and Milk Business Combinations

Obagi Merger Agreement and Related Agreements

On November 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Obagi Merger Agreement”), by and among the Company, Obagi Merger Sub, Inc., a Cayman Islands exempted company limited by shares and an indirect wholly owned subsidiary of the Company (“Merger Sub”), and Obagi Global Holdings Limited, a Cayman Islands exempted company limited by shares (“Obagi”).

The Obagi Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Obagi Merger Agreement, the “Obagi Transaction”):

(i) at the closing of the transactions contemplated by the Obagi Merger Agreement (the “Obagi Closing”), upon the terms and subject to the conditions of the Obagi Merger Agreement and in accordance with the Companies Act (As Revised) of the Cayman Islands (“Cayman Act”), Merger Sub will merge with and into Obagi, the separate corporate existence of Merger Sub will cease and Obagi will be the surviving company and an indirect wholly owned subsidiary of the Company (the “Merger”);

(ii) as a result of the Merger, among other things, each share of common stock of Obagi that is issued and outstanding immediately prior to the effective time of the Merger (other than in respect of Excluded Shares (as defined in the Obagi Merger Agreement)) will be cancelled and converted into the right to receive (i) an amount in cash equal to (A) the Obagi Cash Consideration (as defined in the Obagi Merger Agreement), subject to substitution for Obagi Stock Consideration (as defined in the Obagi Merger Agreement) based on the amount of cash available to the Company at the Closing (as defined below), taking into account, among other things, the level of shareholder redemptions, divided by (B) the number of Aggregate Fully Diluted Company Common Shares (as defined in the Obagi Merger Agreement), and (ii) a number of shares of Company Common Stock equal to (A) the Obagi Stock Consideration divided by (B) the number of Aggregate Fully Diluted Company Common Shares; and

(iii) upon the effective time of the Domestication (as defined below), the Company will immediately be renamed “Waldencast plc”.

The Company’s board of directors has unanimously (i) approved and declared advisable the Obagi Merger Agreement, the Obagi Transaction and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Obagi Merger Agreement and related matters by the shareholders of the Company.

Milk Equity Purchase Agreement

On November 15, 2021, the Company entered into an Equity Purchase Agreement (the “Milk Equity Purchase Agreement” and together with the Obagi Merger Agreement, the “Transaction Agreements”), by and among the Company, Obagi Holdco 1 Limited, a limited company incorporated under the laws of Jersey (“Holdco Purchaser”), Waldencast Partners LP, a Cayman Islands exempted limited partnership (“Waldencast LP” and together with Holdco Purchaser, the “Purchasers”), Milk Makeup LLC, a Delaware limited liability company (“Milk”), certain members of Milk (the “Milk Members”), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as representative of Milk’s equityholders (the “Equityholder Representative”).

The Milk Equity Purchase Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Milk Equity Purchase Agreement, the “Milk Transaction” and, together with the Obagi Transaction, the “Obagi and Milk Business Combinations”):

(i) at the closing of the transactions contemplated by the Milk Equity Purchase Agreement (the “Milk Closing” and together with the Obagi Closing, the “Closing”), upon the terms and subject to the conditions of the Milk Equity Purchase Agreement, the Purchasers will acquire from the Milk Members and the Milk Members will sell to the Purchasers all of the issued and outstanding membership units of Milk in exchange for the Milk Cash Consideration (as defined in the Milk Equity Purchase Agreement), and the Milk Equity Consideration (as defined in the Milk Equity Purchase Agreement), which consist of partnership units of Waldencast LP exchangeable for Domesticated Acquiror Common Stock, and the Domesticated Acquiror Non-Economic Common Stock (each as defined in the Milk Equity Purchase Agreement);

(ii) as a result of the Milk Transaction, among other things, (i) Holdco Purchaser will purchase from the Milk Members a percentage of the outstanding membership units in exchange for the Milk Cash Consideration and the Domesticated Acquiror Non-Economic Common Stock equal to the Milk Equity Consideration and (ii) Waldencast LP will purchase from the Milk Members the remainder of the outstanding membership units in exchange for the Milk Equity Consideration;

(iii) upon the effective time of the Domestication, the Company will immediately be renamed “Waldencast plc.”

Immediately following consummation of the Milk Transaction, (i) Holdco Purchaser will contribute its equity interest in (a) Milk to Waldencast LP in exchange for limited partnership units in Waldencast LP and (b) Holdco 2 in exchange for limited partnership units in Waldencast LP. The combined company will be organized in an “Up-C” structure, in which the equity interests of Obagi and Milk will be held by Waldencast LP. The Company will in turn hold its interests in Obagi and Milk through Waldencast LP and Holdco Purchaser.

The Board has unanimously (i) approved and declared advisable the Milk Equity Purchase Agreement, the Milk Transaction and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Milk Equity Purchase Agreement and related matters by the shareholders of the Company.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the Cayman Act, the Companies (Jersey) Law 1991, as amended (the “Jersey Companies Law”) and the Company’s amended and restated memorandum and articles of association, the Company will effect a deregistration under the Cayman Act and a domestication under Part 18C of the Jersey Companies Law (by means of filing a memorandum and articles of association with the Registrar of Companies in Jersey), pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to Jersey (the “Domestication”).

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into an ordinary share of common stock, par value $0.0001 per share, of the Company (following its Domestication) (the “Waldencast Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into a share of Waldencast Common Stock, (iii) each then issued and outstanding warrant of the Company will convert automatically into a warrant to acquire one share of Waldencast Common Stock (“Domesticated Waldencast Warrant”), pursuant to the Warrant Agreement, dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of the Company shall be cancelled and will entitle the holder thereof to one share of Waldencast Common Stock and one-third of one Domesticated Waldencast Warrant.

On November 15, 2021, the Company entered into a Sponsor Support Agreement (the “Obagi Sponsor Support Agreement”), by and among the Sponsor, Obagi, the Company and the persons set forth on Schedule I attached thereto (the “Sponsor Persons”), pursuant to which the Sponsor and the Sponsor Persons agreed to, among other things, vote in favor of the Obagi Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Obagi Sponsor Support Agreement.

On November 15, 2021, the Company entered into a Sponsor Support Agreement (the “Milk Sponsor Support Agreement”), by and among the Sponsor, the Equityholder Representative, the Company and the Sponsor Persons, pursuant to which the Sponsor and the Sponsor Persons agreed to, among other things, vote in favor of the Milk Equity Purchase Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Milk Sponsor Support Agreement.

On November 15, 2021, the Company also entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”), by and among the Company, Obagi and Cedarwalk. Pursuant to the Stockholder Support Agreement, Cedarwalk agreed to, among other things, within two (2) business days after the proxy statement/prospectus relating to the approval by the Company shareholders of the Obagi and Milk Business Combinations is declared effective by the SEC and delivered or otherwise made available to the Company shareholders, execute and deliver a written consent with respect to the outstanding ordinary shares of Obagi held by Cedarwalk adopting the Obagi Merger Agreement and related transactions and approving the Obagi and Milk Business Combinations.

The consummation of the proposed Obagi and Milk Business Combinations is subject to certain conditions as further described in the Obagi Merger Agreement and the Milk Equity Purchase Agreement.

For more information about the Obagi Merger Agreement and the Milk Equity Purchase Agreement and the proposed Obagi and Milk Business Combinations, see our Current Report on Form 8-K filed with the SEC on November 15, 2021. Unless specifically stated, this Quarterly Report does not give effect to the proposed Obagi and Milk Business Combinations and does not contain the risks associated with the proposed Obagi and Milk Business Combinations.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from for the three months and nine months ended September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, the search for a prospective initial Business Combination, and the negotiation and execution of the proposed Obagi and Milk Business Combinations. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the nine months ended September 30, 2021, we had a net income of $5,021,944, which consisted of operating costs of $964,205, a non-cash charge for offering expenses related to issuance of warrants of $719,201, offset by a non-cash change in fair value of warrant derivative liabilities and FPA liabilities of $4,009,667 and $2,664,000, respectively, and interest income from operating bank account of $698, and interest income on marketable securities held in the Trust Account of $30,985.

For the three months ended September 30, 2021, we had a net income of $7,757,409 , which consisted of operating costs of $645,123 offset by a non-cash change in fair value of warrant derivative liabilities and FPA liabilities of $5,055,667 and $3,330,000, respectively, interest income from operating bank account of $256, and interest income on marketable securities held in the Trust Account of $16,609.

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

For the nine months ending September 30, 2021 cash used in operating activities was $1,168,310. Net income of $5,021,944 was affected by a non-cash change in the fair value of warrant derivative liabilities, and FPA liabilities of $4,009,667 and $2,664,000, respectively, and offering costs related to warrant issuance of $719,201, and interest earned on marketable securities held in the Trust Account of $30,985. Changes in operating assets and liabilities used $180,210 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $345,030,985. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through September 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination (including the proposed Obagi and Milk Business Combinations), the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $335,058 and working capital of $422,644. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination (including the proposed Obagi and Milk Business Combinations).

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On October 28, 2021, the Sponsor funded $1,500,000 to us. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of September 30, 2021 and December 31, 2020, 34,500,000 and no shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.

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

The Company’s statement of operations includes a presentation of net earnings (loss) per share for ordinary shares subject to possible redemption and applies the two-class method in calculating net earnings (loss) per share. Net earnings per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness related to the error in accounting classification of our Public Warrants and Private Placement Warrants previously disclosed in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 25, 2021, and due to the restatements of our March 23, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) relating to the reclassification of redeemable Class A Shares, as described above in Note 2— Restatement of Previously Issued Financial Statements, which each constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the circumstances that led to the reclassification of redeemable Class A Shares, as described in Note 2— Restatement of Previously Issued Financial Statements. In light of the restatements, we continue to enhance our processes and procedures to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans for enhancement include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 18, 2021, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, except as described below.

Unless specifically stated, this Quarterly Report does not contain the risks associated with the proposed Obagi and Milk Business Combinations.

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company reevaluated the classification of the Class A ordinary shares subject to possible redemption. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that the previously issued financial statements as of March 18, 2021, March 31, 2021 and June 30, 2021 and for the periods from December 8, 2020 (inception) through January 12, 2021, from January 1, 2021 through March 31, 2021, and the three months and six months ended June 30, 2021 (the “Relevant Periods”) should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity.

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the accounting for the Company’s Class A ordinary shares subject to possible redemption. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

As a result of this material weakness, and the material weakness related to the reclassification of our warrants and other accounting matters which resulted in the restatement of our audited opening balance sheet as of March 18, 2021, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken a number of measures to remediate the material weaknesses, and continue to evaluate steps to remediate the material weaknesses. However, these remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to timely file would cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. If any of these events were to occur, it could have a material adverse effect on our business.

In addition, the existence of material weaknesses or a significant deficiency in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities.

We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of such material weaknesses, the changes in accounting for the warrants and for Class A ordinary shares subject to redemption, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

WALDENCAST ACQUISITION CORP.

Date: November 18, 2021	/s/ Michel Brousset
	Name:	Michel Brousset
	Title:	Chief Executive Officer
(Principal Executive and Accounting Officer)

Date: November 18, 2021	/s/ Tassilo Festetics
	Name:	Tassilo Festetics
	Title:	Chief Financial and Technology Officer
(Principal Financial Officer)