Form 10-K
period 2021-12-31
Waldencast Acquisition Corp.
filed 2022-03-31
CIK 1840199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40207

WALDENCAST ACQUISITION CORP.

 (Exact name of registrant as specified in its charter)

Cayman Islands	98-1575727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bank Street, Suite 560 White Plains, NY	10606
(Address of Principal Executive Offices)	(Zip Code)

917-546-6828

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	WALDU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	WALD	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	WALDW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $385,455,500.

As of March 31, 2022, there were 34,500,000 units of the Registrant’s Class A ordinary shares and 8,625,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

WALDENCAST ACQUISITION CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed Obagi and Milk Business Combinations (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below), including our recently announced proposed Business Combination with Obagi Global Holdings Limited and Milk Makeup LLC (“Obagi and Milk Business Combinations”);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors.” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement included in a Registration Statement on Form F-4 (File No. 333-262692) filed with the SEC relating to the proposed Obagi and Milk Business Combinations (the “Obagi and Milk Disclosure Statement”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Waldencast Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Waldencast Long-Term Capital LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our Sponsor and each of our independent directors.

Item 1. Business.

Overview

We are a blank check company incorporated in the Cayman Islands on December 8, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We were originally incorporated under the name Waldencast Acquisition Inc. and on January 5, 2021 that name was changed to Waldencast Acquisition Corp. Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to focus on businesses operating in the beauty, personal care and wellness sectors. We are an early stage and emerging growth company and, as such, the we are subject to all of the risks associated with early stage and emerging growth companies. Our sponsor is Waldencast Long-Term Capital LLC, a Delaware limited liability company (the “Sponsor”).

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on March 15, 2021 (the “Effective Date”). On March 18, 2021, we consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), which includes the full exercise by the underwriters of their overallotment option of 4,500,000 Units at $10.00 per Unit, generating gross proceeds of $345,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,933,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor generating gross proceeds of $8,900,000.

Following the closing of the Initial Public Offering on March 18, 2021, $345,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay its tax obligations, the proceeds from the Initial Public Offering will not be released from the Trust Account until the earliest to occur of: (1) the completion of the our initial Business Combination within 24 months and (2) our redemption of 100% of the outstanding Public Shares if we have not completed a Business Combination in the required time period.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. Our Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing of an agreement to enter into a Business Combination. However, we will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect a Business Combination.

We intend to effectuate a Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt. We have neither engaged in any operations nor generated any operating revenues to date. For the period from December 8, 2020 (inception) through December 31, 2020, there had been no activity since the formation of the entity and no equity shares were issued. We commenced operations on January 12, 2021 when the Founder Shares (as defined below) were issued. All activity since January 12, 2021 relates to our formation, the Initial Public Offering and identifying a target or targets for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

We have until March 18, 2023 (the “Combination Period”) as may be extended from time to time by us as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”) to consummate a Business Combination. However, if we have not completed a Business Combination within the Combination Period or any Extension Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining public shareholders and board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Proposed Obagi And Milk Business Combinations

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

(ii)	as a result of the Merger, among other things, each share of common stock of Obagi that is issued and outstanding immediately prior to the effective time of the Merger (other than in respect of Excluded Shares (as defined in the Obagi Merger Agreement)) will be cancelled and converted into the right to receive (i) an amount in cash equal to (A) the Obagi Cash Consideration (as defined in the Obagi Merger Agreement), subject to substitution for Obagi Stock Consideration (as defined in the Obagi Merger Agreement) based on the amount of cash available to the Company at the Closing (as defined below), taking into account, among other things, the level of shareholder redemptions, divided by (B) the number of Aggregate Fully Diluted Company Common Shares (as defined in the Obagi Merger Agreement), and (ii) a number of shares of Waldencast Common Stock (as defined below) equal to (A) the Obagi Stock Consideration divided by (B) the number of Aggregate Fully Diluted Company Common Shares; and

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

Milk Equity Purchase Agreement

On November 15, 2021, the Company entered into an Equity Purchase Agreement (the “Milk Equity Purchase Agreement” and together with the Obagi Merger Agreement, the “Transaction Agreements”), by and among the Company, Obagi Holdco 1 Limited, a limited company incorporated under the laws of Jersey (“Holdco Purchaser”), Waldencast Partners LP, a Cayman Islands exempted limited partnership (“Waldencast LP” and together with Holdco Purchaser, the “Purchasers”), Milk Makeup LLC, a Delaware limited liability company (“Milk”), certain members of Milk (the “Milk Members”), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as representative of the Milk Members (the “Equityholder Representative”).

The Milk Equity Purchase Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Milk Equity Purchase Agreement, the “Milk Transaction”):

(i)	at the closing of the transactions contemplated by the Milk Equity Purchase Agreement (the “Milk Closing” and together with the Obagi Closing, the “Closing”), upon the terms and subject to the conditions of the Milk Equity Purchase Agreement, the Purchasers will acquire from the Milk Members and the Milk Members will sell to the Purchasers all of the issued and outstanding membership units of Milk in exchange for the Milk Cash Consideration (as defined in the Milk Equity Purchase Agreement), and the Milk Equity Consideration (as defined in the Milk Equity Purchase Agreement), which consist of partnership units of Waldencast LP exchangeable for Waldencast Common Stock (as defined below), and the Domesticated Acquiror Non-Economic Common Stock (as defined in the Milk Equity Purchase Agreement);

(ii)	as a result of the Milk Transaction, among other things, (i) Holdco Purchaser will purchase from the Milk Members a percentage of the outstanding membership units in exchange for the Milk Cash Consideration and the Domesticated Acquiror Non-Economic Common Stock equal to the Milk Equity Consideration and (ii) Waldencast LP will purchase from the Milk Members the remainder of the outstanding membership units in exchange for the Milk Equity Consideration; and

(iii)	(iii) upon the effective time of the Domestication (as defined below), the Company will immediately be renamed “Waldencast plc.”

Immediately following consummation of the Milk Transaction, (i) Holdco Purchaser will contribute its equity interest in (a) Milk to Waldencast LP in exchange for limited partnership units in Waldencast LP and (b) Obagi Holdco 2 Limited, a limited company incorporated under the Laws of Jersey (“Holdco 2”) and a direct subsidiary of Holdco Purchaser, to Waldencast LP in exchange for limited partnership units in Waldencast LP. The combined company will be organized in an “Up-C” structure, in which the equity interests of Obagi and Milk will be held by Waldencast LP. The Company will in turn hold its interests in Obagi and Milk through Waldencast LP and Holdco Purchaser.

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

On November 15, 2021, the Company also entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”), by and among the Company, Obagi and Cedarwalk Skincare Ltd., a Cayman Islands exempted company limited by shares (“Cedarwalk”). Pursuant to the Stockholder Support Agreement, Cedarwalk agreed to, among other things, within two (2) business days after the proxy statement/prospectus relating to the approval by the Company shareholders of the Obagi and Milk Business Combinations is declared effective by the SEC and delivered or otherwise made available to the Company shareholders, execute and deliver a written consent with respect to the outstanding ordinary shares of Obagi held by Cedarwalk adopting the Obagi Merger Agreement and related transactions and approving the Obagi and Milk Business Combinations.

The consummation of the proposed Obagi and Milk Business Combinations is subject to certain conditions as further described in the Obagi Merger Agreement and the Milk Equity Purchase Agreement.

For more information about the Obagi Merger Agreement, the Milk Equity Purchase Agreement and the proposed Obagi and Milk Business Combinations, see our Current Report on Form 8-K/A filed with the SEC on November 17, 2021, and the Obagi and Milk Disclosure Statement that we filed with the SEC. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the proposed Obagi and Milk Business Combinations and does not contain the risks associated with the proposed Obagi and Milk Business Combinations. Such risks and effects relating to the proposed Obagi and Milk Business Combinations will be included in the Obagi and Milk Disclosure Statement.

Effecting a Business Combination

Our Business Strategy

Our goal is to identify and complete our initial Business Combination with a brand in the beauty, personal care, or wellness industries. We are embarking on a multi-year journey to build a global multi-branded platform focused on digital-first, purpose-driven, next-generation brands in our core sectors. We intend to seek brands that share our vision to make the beauty and wellness industry more sustainable, transparent, and inclusive. We believe having a multi-branded portfolio approach will help to mitigate execution risk and increase the ability to share best practices and capture potential synergies across brands. Our long-term objective is to create a platform of brands supported by a modern, data-driven infrastructure, unencumbered by challenges faced by traditional consumer goods conglomerates.

Our management team will deploy a proactive sourcing strategy and focus our efforts on companies where we believe the combination of our team’s unique industry expertise, operating experience, deal-making track record, global relationships, and capital markets expertise can be catalysts to enhance the growth potential and value of a target business and provide opportunities for an attractive return to our shareholders. Given our management team’s combined experience in the beauty and consumer industries with both public and private businesses, we believe we are differentiated from other blank check companies in the marketplace, we will be able to access proprietary target opportunities, and we have the ability to offer founders and owners a unique value proposition when considering a potential combination with us.

Our management team has extensive global experience and demonstrated success in both investing in and operating business in our target sectors, including:

●	Building and managing a large portfolio of brands in beauty, personal care, and wellness;

●	Deploying a value-creating playbook which includes identifying value enhancements, enhancing product development and innovation, leveraging data, recruiting and retaining skilled talent, delivering operating efficiencies, and integrating strategic acquisitions;

●	Sourcing, structuring, and acquiring businesses globally and under varying economic and financial market conditions;

●	Long-term public company experience and in-depth knowledge of public company governance with our management team serving as board members and in key senior leadership positions in multiple publicly traded large consumer companies; and

●	Accessing the capital markets across various business cycles.

We intend to focus on generating attractive long-term returns for shareholders and enhancing the value of a Business Combination target through operational excellence in the following areas:

●	Product development: offer hands-on expertise in building a robust and relevant product pipeline and provide access to skilled innovation partners;

●	Marketing: enhance consumer-led storytelling to amplify brand awareness through brand and performance marketing channels;

●	Digital and data: develop and shape digital strategy to align with target consumers and leverage data to inform go-to-market, marketing, and merchandising decisions;

●	Supply chain and distribution: ensure a streamlined and efficient sourcing strategy and provide support in identifying and structuring agreements with relevant global retail and commerce partners;

●	Sustainability: support the development and improvement of supply chains, ingredients and formulations to align with the best practices in sustainable product development and packaging to offer consumers clean and sustainable beauty and wellness experiences;

●	Talent: identify, recruit, and retain the skillful talent to support brand growth ambitions;

●	Administrative support: provide key support around financial management, accounting, human resources, and office management; and

●	Platform expansion and brand incubation: we may selectively pursue value-enhancing acquisitions to enter new geographies, augment existing capabilities, or expand product offerings. We intend to provide support around all aspects of deal structuring, financial analysis, and negotiations when pursuing potential acquisitions. In addition, we intend to continue incubating brands where we believe there is meaningful whitespace in the market.

Immediately upon completion of the Initial Public Offering, our management team began communication with our extensive global networks of relationships to articulate the parameters of our search for a potential Business Combination and began the process of pursuing and evaluating potential opportunities. This international network encompasses brand founders and owners, management teams and board members of public and private companies, private equity firms, venture capital firms, family offices, investment bankers, consultants, and other advisors and financial sponsors, which we believe provides us with a number of potential Business Combination opportunities.

Acquisition Criteria

We believe that there are numerous potential targets that embody the following characteristics and could become an attractive public company with long-term growth prospects, attractive profitability profiles and provide a platform for future consolidation. We plan to deploy an acquisition strategy that targets differentiated businesses with enduring brand value and attributes that resonate with today’s consumer. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses in the beauty, personal care, and wellness industries. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that have the following characteristics:

●	Strong brand identity with enduring brand equity: purpose-driven brand with high-quality products and values such as authenticity, social consciousness, inclusiveness, sustainability, and transparency with respect to clean ingredients and responsible sourcing practices. We seek brands that are able to stand the test of time with qualities that transcend fads and trends;

●	High level of consumer affinity: established an active and engaged community of users with a high degree of loyalty and emotional connection to the brand;

●	Differentiated offering and market positioning: unique innovation capabilities or formulations, a defensible strategic moat, and a modern business model aimed at disrupting the category in which it plays;

●	Multiple levers for long-term sustainable growth: ability to increase penetration in existing markets, categories, and consumer segments, capitalize on untapped opportunities with respect to international expansion, channel diversification, and thoughtful product line expansions which augment consumer segments;

●	Benefit from online acceleration and omni-channel access: potential to rapidly scale through a combination of online acceleration and diversification to appropriate offline channels;

●	Long-term sustainable business model: strong unit economics, gross margin profile that is aligned with or above industry standard, positive operating profits, or clear path to profitability;

●	Leverage management team’s extensive operating expertise and network: leverage over five decades of direct beauty and consumer goods operating and investing experience at the world’s leading consumer companies and benefit from hands-on guidance to optimize operations to extract operational efficiencies; and

●	Attractive value creation opportunity: potential combination targets with the appropriate risk and reward profile that can generate attractive returns for our shareholders based on our rigorous strategic, operational, and financial assessment.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Additional Disclosures

Our Acquisition Process

Each of our directors and officers presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Item 1.A. Risk Factors — Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.”

Initial Business Combination

Nasdaq listing rules require that our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting fees and taxes payable on the income earned on the Trust Account). We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Cayman Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands Government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are a Cayman Islands exempted company incorporated on December 8, 2020. Our executive offices are located at 10 Bank Street, Suite 560, White Plains, NY 10606 and our telephone number is (917) 546-6828. Our corporate website address is waldencast.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, if the proposed Obagi and Milk Business Combinations are not consummated, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Human Capital

We currently have four officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on the status of the proposed Obagi and Milk Business Combinations and, if the proposed Obagi and Milk Business Combinations are not consummated, whether a different target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed Obagi and Milk Business Combinations, see the “Risk Factors” section of the Obagi and Milk Disclosure Statement that we have filed with the SEC.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the Business Combination we consummate.

If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ Founder Shares, we would need 12,937,501, or 37.5% (assuming all issued and outstanding shares are voted) of the 34,500,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved, assuming no resolution or other approval is required pursuant to Cayman Islands or other applicable law. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial Business Combination. If we are able to consummate an initial Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at Closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at Closing, the probability that our initial Business Combination would be unsuccessful increases. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the 24-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

In July 2021, the SEC charged a Special Purpose Acquisition Company (a “SPAC”) for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, global hostilities or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “Item 1.A. Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 or other events restrict travel, limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the target company’s personnel, vendors, and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic and other events may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Global or regional conditions may adversely affect our business and our ability to consummate our initial Business Combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to consummate our initial Business Combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

In particular, in response to Russia’s recent invasion of  Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial Business Combination.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders or warrant holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase Public Shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

We are exempt from certain rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “Item 1.A. Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

As the number of SPACs increases, there may be increased costs associated with completing our initial Business Combination and may result in our inability to complete our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into Business Combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as many additional SPACs currently in registration. As a result, because there are more SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to complete our initial Business Combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred and expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the proceeds from the Initial Public Offering held outside of the Trust Account, the promissory note issued by us on August 18, 2021 to our Sponsor in an aggregate amount of $1,500,000 (the “Working Capital Promissory Note”) and other potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  As of December 31, 2021, the Company has drawn down the entire $1,500,000 in aggregate principal amount of this Working Capital Promissory Note. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Such limitations on liquidity and capital resources available to the Company may negatively impact our ability to continue as a going concern.

Of the funds available to us, we could use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “Item 1.A. Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per Public Share in connection with any redemption of your Public Shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or how such laws or regulations are interpreted or applied, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and governmental policies, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within the allotted time period, our public shareholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Cayman Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination. Our public shareholders will not have the right to elect or remove directors prior to the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Cayman Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our Founder Shares may remove a member of our board of directors for any reason.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement entered into in connection with the initial public offering, at or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our Private Placement Warrants or warrants issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% fair market value test) and in any industry, sector or geographic area. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities outside the health, beauty, and wellness industries, which may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise, if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2021, there were 465,500,000 and 41,375,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares or any securities issuable pursuant to the Forward Purchase Agreements (as defined below) (including shares issuable upon exercise of forward purchase warrants). Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2021, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares on any initial Business Combination. The issuance of additional ordinary shares or preferred shares, including pursuant to the Forward Purchase Agreements:

●	may significantly dilute the equity interest of our public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Our initial Business Combination or reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, subject to requisite shareholder approval by special resolution under the Cayman Act, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, although we have entered into the Transaction Agreements, we may fail to complete the Obagi and Milk Business Combinations for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results.

Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands. Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the Board, the place of residence of the individual members of the Board and the location(s) in which the Board makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Such entities, including the other existing reinvest SPACs, may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On January 12, 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000 (the “Founder Shares”). In February 2021, the Sponsor transferred 20,000 Waldencast Class B ordinary shares to each of Sarah Brown, Juliette Hickman, Lindsay Pattison and Zachary Werner (the “Investor Directors”), resulting in the Sponsor holding 7,107,500 Waldencast Class B ordinary shares. On March 15, 2021, the Company effected a dividend of 0.2 of a share of Class B ordinary shares for each share of Class B ordinary shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding, of which 8,545,000 are held by the Sponsor.

The Founder Shares are identical to the ordinary shares included in the Units except that: (1) prior to our initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors and holders of a majority of our Founder Shares may remove a member of our board of directors for any reason; (2) the Founder Shares are subject to certain transfer restrictions; (3) our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the Founder Shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the Founder Shares are entitled to registration rights. If we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial Business Combination. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24-month deadline following the closing of the Initial Public Offering nears, which is the deadline for the completion of our initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that some of our shareholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the Company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report on Form 10-K, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, at least 65% of the then outstanding Private Placement Warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our registration statement for our Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the Company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the Company’s Public Shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants available to us prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. Other than in connection with the Forward Purchase Agreements, none of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial shareholders will control the election of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial Business Combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, holders of the Founder Shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our Public Shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if

(i)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and

(iii)	the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We have issued warrants to purchase 11,500,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 5,933,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders currently hold 8,625,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us (except under certain limited exceptions); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

●	rates of inflation, price instability and interest rate fluctuations;

●	liquidity of domestic capital and lending markets;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	energy shortages;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Risks Relating to the Post-Business Combination Company

We may face risks related to companies in the health, beauty, and wellness industries.

Business Combinations with companies in the health, beauty, and wellness industries entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources than we do;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;

●	an inability to attract and retain subscribers or customers;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	competition for advertising revenue;

●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, global hostilities, terrorist attacks, accidental releases of information or similar events;

●	an inability to obtain necessary hardware, software and operational support; and

●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the health, beauty, and wellness industries. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above. For risk factors related to the proposed Obagi and Milk Business Combinations, see the “Risk Factors” section of the Obagi and Milk Disclosure Statement that we have filed with the SEC.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

After our initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to Our Management Team

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Michel Brousset, Felipe Dutra, Cristiano Souza and Hind Sebti. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Our officers are engaged in several other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies prior to us completing our initial Business Combination, and such involvement may result in conflicts of interest as described above.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, and any other SPAC in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance.”, “Item 10. Directors, Executive Officers and Corporate Governance.—Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.— Administrative Support Agreement.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, affiliates of our Sponsor have invested in industries as diverse as healthcare, education, financial services, artificial intelligence and social media. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum of 300 public holders. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by SPACs, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our initial Business Combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A ordinary shares or certain exemptions are available. Pursuant to terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants that were included as part of the Units. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, at least 65% of the then outstanding Private Placement Warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Because each Unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each Unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other offerings similar to ours whose Units include one ordinary share and one whole warrant or a greater fraction of one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for a fourth of the number of shares compared to Units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included one whole warrant or a greater fraction of one whole warrant to purchase one whole share.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report on Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Cayman Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of our board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

We are a newly incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team or their affiliates or any related investment’s performance as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operation disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for prior our taxable year, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our prior taxable year, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company reevaluated the classification of its Class A ordinary shares subject to possible redemption. After consultation with our advisors and discussion with our independent registered public accounting firm, our management and our audit committee concluded that the previously issued financial statements as of March 18, 2021, March 31, 2021 and June 30, 2021 and for the periods from January 1, 2021 through March 31, 2021, and the three months and six months ended June 30, 2021 (the “Relevant Periods”) should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity. In addition, the Company identified a deficiency in its accounting for warrants, which resulted in the restatement of our audited opening balance sheet as of March 18, 2021. The Company determined that these deficiencies constituted a material weakness in accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Based on the material weakness as described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken a number of measures to remediate the material weakness, and continue to evaluate steps to remediate the material weakness. However, these remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to timely file would cause us to be ineligible to utilize short form registration statements on Form F-3 or Form F-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. If any of these events were to occur, it could have a material adverse effect on our business.

In addition, the existence of material weaknesses or a significant deficiency in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities.

We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness described above and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had cash of $1,503,768 and working capital of $1,340,636. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is March 18, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by SPACs entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 11,500,000 public warrants and 5,933,333 Private Placement Warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our warrants. ASC 815, “Derivatives and Hedging,” (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 10 Bank Street, Suite 560, White Plains, NY 10606. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

The Company has received three letters from three putative shareholders of the Company alleging that the Registration Statement on Form F-4 filed on February 4, 2022 with the Securities and Exchange Commission contains disclosure deficiencies and demanding that the Company's board of directors cause the dissemination of additional disclosures in an amendment to the Registration Statement with respect to certain enumerated items.

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units began trading on The Nasdaq Stock Market LLC on March 16, 2021. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share. On May 7, 2021, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on May 10, 2021. Any Units not separated continue to trade on Nasdaq under the symbol “WALDU” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on the Nasdaq under the symbols “WALD” and “WALDW,” respectively.

(b)	Holders

As of March 31, 2022, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary share, and approximately two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On January 12, 2021, the Company issued 7,187,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000. In February 2021, the Sponsor transferred 20,000 Waldencast Class B ordinary shares to each of the Investor Directors, resulting in the Sponsor holding 7,107,500 Waldencast Class B ordinary shares. On March 15, 2021, the Company effected a dividend of 0.2 of a share of Class B ordinary shares for each share of Class B ordinary shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding, of which 8,545,000 are held by the Sponsor. The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Class B ordinary shares or Class A ordinary shares received upon conversion thereof until the earlier of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate price of $8,900,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

These issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On March 18, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units at $10.00 per Unit, generating gross proceeds to the Company of $345,000,000. Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC are acting as joint book-running managers for the offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253370 and 333-254317). The SEC declared the registration statements effective on March 16, 2021.

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate price of $8,900,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

In connection with the Initial Public Offering, we incurred offering costs of approximately $20,169,599 (including deferred underwriting commissions of approximately $12,075,000 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $345 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Waldencast Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Waldencast Long-Term Capital LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for its Initial Public Offering filed with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on December 8, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination. We intend to effectuate a Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments – Obagi and Milk Business Combinations

Obagi Merger Agreement and Related Agreements

On November 15, 2021, the Company entered into the Obagi Merger Agreement, by and among the Company, Merger Sub and Obagi.

The Obagi Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i)	at the Obagi Closing, upon the terms and subject to the conditions of the Obagi Merger Agreement and in accordance with the Cayman Act, Merger Sub will merge with and into Obagi, the separate corporate existence of Merger Sub will cease and Obagi will be the surviving company and an indirect wholly owned subsidiary of the Company;

(ii)	as a result of the Merger, among other things, each share of common stock of Obagi that is issued and outstanding immediately prior to the effective time of the Merger (other than in respect of Excluded Shares (as defined in the Obagi Merger Agreement)) will be cancelled and converted into the right to receive (i) an amount in cash equal to (A) the Obagi Cash Consideration (as defined in the Obagi Merger Agreement), subject to substitution for Obagi Stock Consideration (as defined in the Obagi Merger Agreement) based on the amount of cash available to the Company at the Closing, taking into account, among other things, the level of shareholder redemptions, divided by (B) the number of Aggregate Fully Diluted Company Common Shares (as defined in the Obagi Merger Agreement), and (ii) a number of shares of Waldencast Common Stock equal to (A) the Obagi Stock Consideration divided by (B) the number of Aggregate Fully Diluted Company Common Shares; and

(iii)	upon the effective time of the Domestication, the Company will immediately be renamed “Waldencast plc”.

The Company’s board of directors has unanimously (i) approved and declared advisable the Obagi Merger Agreement, the Obagi Transaction and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Obagi Merger Agreement and related matters by the shareholders of the Company.

Milk Equity Purchase Agreement

On November 15, 2021, the Company entered into the Milk Equity Purchase Agreement, by and among the Company, Holdco Purchaser, Waldencast LP, Milk, the Milk Members and the Equityholder Representative.

The Milk Equity Purchase Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i)	at the Milk Closing, upon the terms and subject to the conditions of the Milk Equity Purchase Agreement, the Purchasers will acquire from the Milk Members and the Milk Members will sell to the Purchasers all of the issued and outstanding membership units of Milk in exchange for the Milk Cash Consideration (as defined in the Milk Equity Purchase Agreement), and the Milk Equity Consideration (as defined in the Milk Equity Purchase Agreement), which consist of partnership units of Waldencast LP exchangeable for Waldencast Common Stock, and the Domesticated Acquiror Non-Economic Common Stock (as defined in the Milk Equity Purchase Agreement);

(ii)	as a result of the Milk Transaction, among other things, (i) Holdco Purchaser will purchase from the Milk Members a percentage of the outstanding membership units in exchange for the Milk Cash Consideration and the Domesticated Acquiror Non-Economic Common Stock equal to the Milk Equity Consideration and (ii) Waldencast LP will purchase from the Milk Members the remainder of the outstanding membership units in exchange for the Milk Equity Consideration; and

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

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the Cayman Act, the Jersey Companies Law and the Company’s amended and restated memorandum and articles of association, the Company will effect a deregistration under the Cayman Act and a domestication under Part 18C of the Jersey Companies Law (by means of filing a memorandum and articles of association with the Registrar of Companies in Jersey), pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to Jersey.

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, Waldencast Common Stock (following its Domestication), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into a share of Waldencast Common Stock, (iii) each then issued and outstanding warrant of the Company will convert automatically into a Domesticated Waldencast Warrant, pursuant to the Warrant Agreement, dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of the Company shall be cancelled and will entitle the holder thereof to one share of Waldencast Common Stock and one-third of one Domesticated Waldencast Warrant.

On November 15, 2021, the Company entered into the Obagi Sponsor Support Agreement, by and among the Sponsor, Obagi, the Company and the Sponsor Persons, pursuant to which the Sponsor and the Sponsor Persons agreed to, among other things, vote in favor of the Obagi Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Obagi Sponsor Support Agreement.

On November 15, 2021, the Company entered the Milk Sponsor Support Agreement, by and among the Sponsor, the Equityholder Representative, the Company and the Sponsor Persons, pursuant to which the Sponsor and the Sponsor Persons agreed to, among other things, vote in favor of the Milk Equity Purchase Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Milk Sponsor Support Agreement.

On November 15, 2021, the Company also entered into the Stockholder Support Agreement, by and among the Company, Obagi and Cedarwalk. Pursuant to the Stockholder Support Agreement, Cedarwalk agreed to, among other things, within two (2) business days after the proxy statement/prospectus relating to the approval by the Company shareholders of the Obagi and Milk Business Combinations is declared effective by the SEC and delivered or otherwise made available to the Company shareholders, execute and deliver a written consent with respect to the outstanding ordinary shares of Obagi held by Cedarwalk adopting the Obagi Merger Agreement and related transactions and approving the Obagi and Milk Business Combinations.

The consummation of the proposed Obagi and Milk Business Combinations is subject to certain conditions as further described in the Obagi Merger Agreement and the Milk Equity Purchase Agreement.

For more information about the Obagi Merger Agreement and the Milk Equity Purchase Agreement and the proposed Obagi and Milk Business Combinations, see our Current Report on Form 8-K filed with the SEC on November 15, 2021. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the proposed Obagi and Milk Business Combinations and does not contain the risks associated with the proposed Obagi and Milk Business Combinations.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from December 8, 2020 (inception) through December 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, the search for a prospective initial Business Combination, and the negotiation and execution of the proposed Obagi and Milk Business Combinations. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had a net loss of $14,427,685, which consisted of operating costs of $9,133,011, a non-cash charge for offering expenses related to issuance of warrants of $719,201, offset by a non-cash change in fair value of warrant derivative liabilities and Forward Purchase Agreement (as defined below) liabilities of $2,963,666 and $1,665,000, respectively, and interest income from operating bank account of $1,146, and interest income on marketable securities held in the Trust Account of $52,047.

For the period from December 8, 2020 (inception) through December 31, 2020, we had a net loss of $10,951, which consisted of operating costs of $10,951.

Liquidity and Capital Resources

On March 18, 2021, we consummated the Initial Public Offering of 34,500,000 Units at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 5,933,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4 in the Financial Statements.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account. We incurred $20,169,599 in transaction costs, including $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $1,194,599 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $815,682. Net loss of $14,427,685 was affected by non-cash changes in the deferred legal fees of 8,186,101, the fair value of warrant derivative liabilities, and Forward Purchase Agreement liabilities of $2,963,666 and $1,665,000, respectively, and offering costs related to warrant issuance of $719,201, and interest earned on marketable securities held in the Trust Account of $52,047. Changes in current assets and liabilities provided $130,082 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $345,052,047. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through December 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination (including the proposed Obagi and Milk Business Combinations), the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $1,503,768 and working capital of $1,340,636. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination (including the proposed Obagi and Milk Business Combinations).

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

Going Concern

We anticipate that the $1,503,768 outside of the Trust Account as of December 31, 2021, will be sufficient to allow us to operate for the remainder of the Business Combination period. Until consummation of its Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating its business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to the business combination. Moreover, we will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to or to invest in us. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In addition, we have 24 months from the closing of the IPO, which occurred on March 18, 2021 (with the ability to extend with shareholder approval) to consummate a business combination (the “Combination Period”). However, if we are unable to complete a Business Combination within the Combination Period, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021 and December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space administrative and support services provided to us. We began incurring these fees on March 15, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. As of December 31, 2021 and December 31, 2020, 34,500,000 and no shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet, respectively.

Warrant Liabilities and Forward Purchase Agreements

We account for the warrants issued in connection with our Initial Public Offering in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. The warrants meet the definition of a derivative as contemplated in ASC 815, and therefore the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change.

We account for the Forward Purchase Agreements in accordance with ASC 815-40 and accounts for such agreements as a derivative liability. These liabilities are subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations.

Net Loss Per Ordinary Shares

Net loss per share is computed by dividing net loss by the weighted-average number of shares of ordinary shares outstanding during the period.

Our statements of operations include a presentation of net loss per share for ordinary shares subject to possible redemption and applies the two-class method in calculating net loss per share. Net loss per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for loss (income) attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

WALDENCAST ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Waldencast Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Waldencast Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from December 8, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 8, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination. As of the date of this report there is no guarantee of a successful completion of a business combination, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2022

PCAOB ID Number 688

WALDENCAST ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$1,503,768	$—
Prepaid expenses – current	204,821	—
Deferred offering costs associated with initial private offering	—	166,792
Total current assets	$1,708,589	$166,792
Prepaid expenses – non-current portion	33,050	—
Investment held in Trust Account	345,052,047	—
Total assets	346,793,686	166,792

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$272,953	$177,743
Due to related party	95,000	—
Total current liabilities	367,953	177,743
Warrant liabilities	21,153,666	—
Deferred legal fees	8,186,101	—
Forward purchase agreement liabilities	13,320,000	—
Working Capital Promissory Note – related party	1,500,000	—
Deferred underwriters’ discount	12,075,000	—
Total liabilities	56,602,720	177,743

Commitments & Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 34,500,000 and no shares at redemption value of $10.00 at December 31, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 and no shares subject to redemption) at December 31, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 and no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	863	—
Additional paid-in capital	—	—
Accumulated deficit	(54,809,897)	(10,951)
Total shareholders’ deficit	(54,809,034)	(10,951)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$346,793,686	$166,792

The accompanying notes are an integral part of these financial statements.

WALDENCAST ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended	For the period from December 8, 2020 (inception) through
	December 31, 2021	December 31, 2020

Formation and operating costs	$9,133,011	$10,951
Loss from operations	(9,133,011)	(10,951)

Other income (expense):
Interest income on operating account	1,146	—
Interest income on marketable securities held in Trust Account	52,047	—
Offering expenses related to warrant issuance	(719,201)	—
Change in fair value of forward purchase agreement liabilities	(1,665,000)	—
Change in fair value of warrant liabilities	(2,963,666)	—
Total other expense	(5,294,674)	—

Net loss	$(14,427,685)	$(10,951)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	27,316,438	—
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.41)	$—
Weighted average shares outstanding, Non-redeemable Class B ordinary shares	8,410,753	—
Basic and diluted net loss per share, Non-redeemable Class B ordinary shares	$(0.41)	$—

The accompanying notes are an integral part of these financial statements.

WALDENCAST ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(10,951)	(10,951)
Balance as of December 31, 2020	—	$—	—	$—	$—	$(10,951)	$(10,951)
Issuance of Founder Shares	—	—	8,625,000	863	24,137	—	25,000
Sale of 34,500,000 Units on March 18, 2021 through the Initial Public Offering,	34,500,000	3,450	—	—	—	—	3,450
Sale of 5,933,333 Private Placement Warrants on March 18, 2021	—	—	—	—	8,900,000	—	8,900,000
Initial value of private warrant liabilities	—	—	—	—	(6,230,000)	—	(6,230,000)
Initial value of FPA liabilities	—	—	—	—	(11,655,000)	—	(11,655,000)
Class A ordinary shares subject to possible redemption	(34,500,000)	(3,450)	—	—	—	—	(3,450)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	8,960,863	(40,371,261)	(31,410,398)
Net loss	—	—	—	—	—	(14,427,685)	(14,427,685)
Balance as of December 31, 2021	—	$—	8,625,000	$863	$—	$(54,809,897)	$(54,809,034)

The accompanying notes are an integral part of these financial statements.

WALDENCAST ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended	For the period from December 8, 2020 (inception) through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(14,427,685)	$(10,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(52,047)	—
Increase in deferred legal costs	8,186,101	—
Change in fair value of warrant liabilities	2,963,666	—
Change in fair value of forward purchase agreement liabilities	1,665,000	—
Offering costs allocated to warrants	719,201	—
Changes in current assets and current liabilities:
Prepaid assets	(237,871)	—
Accounts payable and accrued expenses	272,953	10,951
Due to related party	95,000	—
Net cash used in operating activities	(815,682)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares	25,000	—
Proceeds from Initial Public Offering, net of underwriters’ discount	338,100,000	—
Proceeds from issuance of Private Placement Warrants	8,900,000	—
Proceeds of Working Capital Promissory Note – related party	1,500,000
Payments of offering costs	1,205,550	—
Net cash provided by financing activities	347,319,450	—

Net Change in Cash	1,503,768	—
Cash – Beginning	—	—
Cash – Ending	$1,503,768	$—

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of warrant liabilities	$18,190,000	$—
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000	$—
Initial value of forward purchase agreement liabilities	$11,655,000	$—

The accompanying notes are an integral part of these financial statements.

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

The Company was formed on December 8, 2020 and remained dormant through December 31, 2020. For the period from December 8, 2020 (inception) through December 31, 2020, there had been no activity since the formation of the entity and no equity shares were issued. The Company commenced operations on January 12, 2021 when the Founder Shares were issued. All activity since January 12, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target or targets for a Business Combination, as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

Financing

On March 18, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 5,933,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.

Transaction costs amounted to $20,169,599, consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,194,599 of other offering costs. Of the total transaction costs, $719,201 was reclassified as non-operating expense in the statements of operations with the rest of the offering costs charged to shareholders’ deficit. The transaction costs were allocated based on a relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

On February 22, 2021, the Sponsor and Dynamo Master Fund (a member of the Sponsor) entered into a forward purchase agreement (the “Sponsor Forward Purchase Agreement”), with the Company that provided for the purchase of up to an aggregate of 13,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of $130,000,000, or $10.00 per unit, in a private placement to close substantially concurrently with the closing of the Company’s initial business combination (the “Forward Purchase Securities”). The Sponsor Forward Purchase Agreement provided that the applicable forward purchase investors may, in their sole discretion, increase the amount of capital committed under the Sponsor Forward Purchase Agreement up to an amount not to exceed $160,000,000. On October 20, 2021, the Company received an allocation notice from the Sponsor and Dynamo Master Fund committing to purchase an aggregate of 16,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of $160,000,000, or $10.00 per unit. On December 20, 2021, the Sponsor and Burwell Mountain Trust (a member of the Sponsor) entered into an assignment and assumption agreement (the “Assignment and Assumption Agreement”). The Assignment and Assumption Agreement provides for the assignment by the Sponsor and assumption by Burwell Mountain Trust of all of the Sponsor’s rights and benefits as purchaser under the Sponsor Forward Purchase Agreement, including the right to purchase the Forward Purchase Securities subscribed for by the Sponsor.

On November 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Obagi Merger Agreement”), by and among the Company, Obagi Merger Sub, Inc., a Cayman Islands exempted company limited by shares and an indirect wholly owned subsidiary of the Company (“Merger Sub”), and Obagi Global Holdings Limited, a Cayman Islands exempted company limited by shares (“Obagi”). See Note 6 for further discussion.

On November 15, 2021, the Company entered into an Equity Purchase Agreement (the “Milk Equity Purchase Agreement” and together with the Obagi Merger Agreement, the “Transaction Agreements”), by and among the Company, Obagi Holdco 1 Limited, a limited company incorporated under the laws of Jersey (“Holdco Purchaser”), Waldencast Partners LP, a Cayman Islands exempted limited partnership (“Waldencast LP” and together with Holdco Purchaser, the “Purchasers”), Milk Makeup LLC, a Delaware limited liability company (“Milk”), certain members of Milk (the “Milk Members”), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as representative of the Milk Members (the “Equityholder Representative”). See Note 6 for further discussion.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash in an operating bank account, outside of the Trust Account, of $1,503,768 available for working capital needs. As of December 31, 2021 the Company had working capital of $1,340,636. All remaining funds held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination, to redeem Class A ordinary shares or with respect to the interest earned, to be withdrawn for the payment of taxes. As of December 31, 2021, none of the amount in the Trust Account was withdrawn as described above.

Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the Initial Public Offering and the sale of Private Placement Warrants.

On October 28, 2021, the Sponsor funded the $1,500,000 available under the Working Capital Promissory Note to the Company (see Note 5). The Company anticipates that the $1,503,768 in its operating bank account as of December 31, 2021, in addition to the subsequent $1,500,000 draw down of the Working Capital Promissory Note available, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Going Concern

The Company anticipates that the $1,503,768 outside of the Trust Account as of December 31, 2021, will be sufficient to allow the Company to operate for the remainder of the Business Combination period. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, the Company’s officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

The Company has 24 months from the closing of the IPO, which occurred on March 18, 2021 (with the ability to extend with shareholder approval) to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

There is no guarantee that the Company will be able to consummate a Business Combination within Combination Period, which raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These Financial Statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021, the Company had $1,503,768 in cash in its operating bank account, outside of the Trust Account, and had no cash equivalents.

Investment Held in Trust Account

At December 31, 2021, the Trust Account had $345,052,047 held in marketable securities. As of December 31, 2021, the Company has not withdrawn any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (except that in no event may we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions pursuant to our amended and restated memorandum and articles of association). In accordance with the SEC and its staff guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

As of December 31, 2021, the Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(11,960,000)
Issuance costs related to Class A ordinary shares	(19,450,398)
Plus:
Accretion of carrying value to redemption value	31,410,398
Contingently redeemable Class A ordinary shares	$345,000,000

Net Loss per Ordinary Share

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted loss per ordinary share does not consider the effect of the warrants and rights issued in connection with the Initial Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and FPA units are exercisable for 61,833,333 shares of Class A ordinary shares in the aggregate. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net loss per ordinary share because the redemption value approximates fair value.

	For the year ended December 31, 2021	For the period from December 8, 2020 (inception) through December 31, 2020
Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(11,115,177)	$—
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	27,316,438	—
Basic and Diluted net loss per share, Redeemable Class A ordinary shares	$(0.41)	$—

Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Class B ordinary shares not subject to redemption	$(3,312,508)	$—
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	8,140,753	—
Basic and diluted net loss per share, ordinary shares	$(0.41)	$—

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A–- “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and that were charged to shareholders’ deficit upon the completion of the Initial Public Offering. Accordingly, on December 31, 2021, offering costs totaling $20,169,599 have been charged to temporary equity (consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,194,599 of other offering costs). Of the total transaction costs, $719,201 was reclassified as a non-operating expense in the statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on a relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

The Company accounts for its 17,433,333 ordinary share warrants issued in connection with its Initial Public Offering (11,500,000) and Private Placement Warrants (5,933,333) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with its Initial Public Offering and Private Placement Warrants has been estimated using Monte-Carlo simulations at each measurement date.

FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to fair value of the warrants and contingent forward purchase units and then the Class A ordinary shares.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was immaterial for the year ended December 31, 2021 and for the period from December 8, 2020 (inception) through December 31, 2020.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging-Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares, par value $0.0001 per share one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share.

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

Note 5 — Related Party Transactions

Founder Shares

On January 12, 2021, the Company issued 7,187,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000. In February 2021, the Sponsor transferred 20,000 Waldencast Class B ordinary shares to each of the Investor Directors, resulting in the Sponsor holding 7,107,500 Waldencast Class B ordinary shares. On March 15, 2021, the Company effected a dividend of 0.2 of a share of Class B ordinary shares for each share of Class B ordinary shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding, of which 8,545,000 are held by the Sponsor.

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

Related Party Loans

On January 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Sponsor Promissory Note”). The Sponsor Promissory Note was non-interest bearing, unsecured and due upon the earlier of June 30, 2021 and the closing of the Initial Public Offering. The Company had no borrowings under the Sponsor Promissory Note at the closing of the Initial Public Offering. Borrowings under the Sponsor Promissory Note are no longer available.

Due to Related Party

The balance of $95,000 represents the amount accrued for the administrative support services provided (defined below) by the Sponsor from date of the Initial Public Offering to December 31, 2021.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company has recognized $101,740 of administrative service fee, which is included in formation and operating costs on the statement of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used for such repayment. On August 18, 2021, the Company issued the Working Capital Promissory Note to the Sponsor for an aggregate amount of up to $1,500,000. The Working Capital Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) the date by which we have to complete a Business Combination and (ii) the effective date of a Business Combination. On October 28, 2021, the Company drew down the entire available balance of the Working Capital Promissory Note and the Sponsor deposited $1,500,000 in the Company’s operating bank account. As of December 31, 2021, the Company had a total aggregate principal amount of $1,500,000 in outstanding borrowings under the Working Capital Loans, consisting solely of the Working Capital Promissory Note.

Forward Purchase Agreement

The Company entered into two separate forward purchase agreements as follows. The Sponsor and Dynamo Master Fund (a member of the Sponsor) entered into the Sponsor Forward Purchase Agreement, dated as of February 22, 2021, with the Company that will provide for the purchase of up to an aggregate of 13,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of $130,000,000, or $10.00 per unit, in a private placement to close substantially concurrently with the closing of our initial Business Combination. The Sponsor Forward Purchase Agreement provides that the applicable forward purchase investors may, in their sole discretion, increase the amount of capital committed under the Sponsor Forward Purchase Agreement up to an amount not to exceed $160,000,000. Beauty Ventures LLC (“Beauty Ventures”) entered into a forward purchase agreement (the “Beauty Forward Purchase Agreement,” and together with the Sponsor Forward Purchase Agreement, the “Forward Purchase Agreements” or “FPA”), dated as of March 1, 2021, with the Company that provides for the purchase of an aggregate of up to 17,300,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of up to $173,000,000 (subject to the below), or $10.00 per unit, in a private placement to close substantially concurrently with the closing of the initial Business Combination. To the extent that the amounts available from the Trust Account and other financing (including the Sponsor Forward Purchase Agreement) are sufficient for the cash requirements in connection with our initial Business Combination, the Sponsor may, in its sole discretion, as the managing member of Beauty Ventures, reduce its purchase obligation, up to the full amount, under the Beauty Forward Purchase Agreement. Members of the Sponsor or their affiliates will receive a performance fee allocation when the return on the securities underlying the Beauty Forward Purchase Agreement exceeds certain benchmark returns. The obligations under the forward purchase agreements will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase shares and the forward purchase warrants included in the units being sold in the Initial Public Offering, respectively, will be identical to the Public Shares and public warrants included in the units sold in the Initial Public Offering, respectively, except that the holders thereof will have certain registration rights, as described herein. On October 20, 2021, the Company received (i) an allocation notice from the Sponsor and Dynamo Master Fund committing to purchase 16,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of $160,000,000, or $10.00 per unit and (ii) an allocation notice from Beauty Ventures committing to purchase 17,300,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of $173,000,000, or $10.00 per unit. On December 20, 2021, the Sponsor and Burwell Mountain Trust (a member of the Sponsor) entered into an Assignment and Assumption Agreement. The Assignment and Assumption Agreement provides for the assignment by the Sponsor and assumption by Burwell Mountain Trust of all of the Sponsor’s rights and benefits as purchaser under the Sponsor Forward Purchase Agreement, including the right to purchase the Forward Purchase Securities subscribed for by the Sponsor.

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

Underwriters Agreement

On March 18, 2021, pursuant to the consummation of the Initial Public Offering, the Company paid a fixed underwriting discount of $0.20 per Unit, or $6,900,000 in the aggregate. Additionally, a deferred underwriting discount of $0.35 per Unit, or $12,075,000 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Obagi Merger Agreement and Related Agreements

On November 15, 2021, the Company entered into the Obagi Merger Agreement, by and among the Company, Merger Sub and Obagi. The Obagi Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Obagi Merger Agreement, the “Obagi Transaction”):

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

(ii)	as a result of the Merger, among other things, each share of common stock of Obagi that is issued and outstanding immediately prior to the effective time of the Merger (other than in respect of Excluded Shares (as defined in the Obagi Merger Agreement)) will be cancelled and converted into the right to receive (i) an amount in cash equal to (A) the Obagi Cash Consideration (as defined in the Obagi Merger Agreement), subject to substitution for Obagi Stock Consideration (as defined in the Obagi Merger Agreement) based on the amount of cash available to the Company at the Closing, taking into account, among other things, the level of shareholder redemptions, divided by (B) the number of Aggregate Fully Diluted Company Common Shares (as defined in the Obagi Merger Agreement), and (ii) a number of shares of Waldencast Common Stock equal to (A) the Obagi Stock Consideration divided by (B) the number of Aggregate Fully Diluted Company Common Shares; and

(iii)	upon the effective time of the Domestication, the Company will immediately be renamed “Waldencast plc”.

The Company’s board of directors has unanimously (i) approved and declared advisable the Obagi Merger Agreement, the Obagi Transaction and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Obagi Merger Agreement and related matters by the shareholders of the Company.

Milk Equity Purchase Agreement

On November 15, 2021, the Company entered into the Transaction Agreements, by and among the Company, Holdco Purchaser, Waldencast LP, Milk, Milk Members, and the Equityholder Representative.

The Milk Equity Purchase Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Milk Equity Purchase Agreement, the “Milk Transaction” and, together with the Obagi Transaction, the “Obagi and Milk Business Combinations”):

(i)	at the closing of the transactions contemplated by the Milk Equity Purchase Agreement (the “Milk Closing” and together with the Obagi Closing, the “Closing”), upon the terms and subject to the conditions of the Milk Equity Purchase Agreement, the Purchasers will acquire from the Milk Members and the Milk Members will sell to the Purchasers all of the issued and outstanding membership units of Milk in exchange for the Milk Cash Consideration (as defined in the Milk Equity Purchase Agreement), and the Milk Equity Consideration (as defined in the Milk Equity Purchase Agreement), which consist of partnership units of Waldencast LP exchangeable for Waldencast Common Stock, and the Domesticated Acquiror Non-Economic Common Stock (as defined in the Milk Equity Purchase Agreement);

(ii)	as a result of the Milk Transaction, among other things, (i) Holdco Purchaser will purchase from the Milk Members a percentage of the outstanding membership units in exchange for the Milk Cash Consideration and the Domesticated Acquiror Non-Economic Common Stock equal to the Milk Equity Consideration and (ii) Waldencast LP will purchase from the Milk Members the remainder of the outstanding membership units in exchange for the Milk Equity Consideration; and

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

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into a Waldencast Common Stock (following its Domestication) (the “Waldencast Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into a share of Waldencast Common Stock, (iii) each then issued and outstanding warrant of the Company will convert automatically into a warrant to acquire one share of Waldencast Common Stock (“Domesticated Waldencast Warrant”), pursuant to the Warrant Agreement, dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of the Company shall be cancelled and will entitle the holder thereof to one share of Waldencast Common Stock and one-third of one Domesticated Waldencast Warrant.

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

On November 15, 2021, the Company also entered the Stockholder Support Agreement, by and among the Company, Obagi and Cedarwalk. Pursuant to the Stockholder Support Agreement, Cedarwalk agreed to, among other things, within two (2) business days after the proxy statement/prospectus relating to the approval by the Company shareholders of the Obagi and Milk Business Combinations is declared effective by the SEC and delivered or otherwise made available to the Company shareholders, execute and deliver a written consent with respect to the outstanding ordinary shares of Obagi held by Cedarwalk adopting the Obagi Merger Agreement and related transactions and approving the Obagi and Milk Business Combinations.

The consummation of the proposed Obagi and Milk Business Combinations is subject to certain conditions as further described in the Obagi Merger Agreement and the Milk Equity Purchase Agreement.

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 34,500,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The value of these redeemable shares was calculated as the gross proceeds from the sale of the Public Units reduced by the proceeds allocable to the Public Warrants, issuance costs related to the Public Units and the accretion of the carrying value to the redemption value. Upon the consummation of the Initial Public Offering, the Company recorded $31,410,398 in accretion.

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2021, there were no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At December 31, 2021, there were 8,625,000 Class B ordinary shares issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$345,052,047	$345,052,047	$—	$—
Liabilities:
Forward purchase agreement liabilities	(13,320,000)	—	—	(13,320,000)
Warrant liabilities	(21,153,666)	(13,915,000)	—	(7,238,666)
	$310,578,381	$331,137,047	$—	$(20,558,666)

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The value of the warrant liabilities was transferred from Level 3 to Level 1 during the period due to the fact that they are now listed on an active market. There were no other transfers between Levels 1, 2 or 3 during the year ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

At December 31, 2021
Share price	$10.00
Strike price	$11.50
Term (in years)	5.50
Volatility	19.0%
Risk-free rate	1.31%
Dividend yield	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 18, 2021	11,960,000	6,230,000	18,190,000
Change in fair value of warrant liabilities	1,955,000	1,008,666	2,963,666
Fair value as of December 31, 2021	$13,915,000	$7,238,666	$21,153,666

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

The Company has initially classified the FPA as a liability. This financial instrument is subject to re-measurement at each balance sheet date. With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. As such, the Company recorded a $11,655,000 of derivative liabilities related to the FPA as of March 18, 2021. At December 31, 2021, the re-measurement of the derivative associated with the FPA resulted in the following change in the derivative liabilities – forward purchase agreement.

FPA Liabilities

Derivative liability – forward purchase agreement at March 18, 2021	$11,655,000
Change in fair value of derivative liability – forward purchase agreement	1,665,000
Derivative liability – forward purchase agreement at December 31, 2021	$13,320,000

The following table presents information about the assumptions used to value the Company’s FPA liabilities classified as Level 3 in the fair value hierarchy that are measured at fair value on a recurring basis.

At December 31, 2021
Share price	$10.00
Strike price	$10.00
Term (in years)	5.50
Volatility	19.0%
Risk-free rate	1.31%
Dividend yield	0.0%

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (who serves as our Principal Executive Officer and Principal Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness which resulted in errors related to the Company’s accounting for complex financial instruments, such as the accounting classification of our Public Warrants and Private Placement Warrants, as well as of a portion of Class A ordinary shares subject to possible redemption previously included in shareholders’ deficit.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. We continue to enhance our processes and procedures to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans for enhancement include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021, covered by this Annual Report on Form 10-K, other than the circumstances described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Michel Brousset	48	Chief Executive Officer and Director
Hind Sebti	42	Chief Operating Officer
Tassilo Festetics	43	Chief Financial and Technology Officer
Felipe Dutra	55	Executive Chairman of the Board of Directors
Sarah Brown	57	Director
Aaron Chatterley	55	Director
Juliette Hickman	46	Director
Lindsay Pattison	47	Director
Cristiano Souza	46	Director
Zachary Werner	32	Director

Michel Brousset has been a director and our Chief Executive Officer since January 2021. Mr. Brousset is currently the Chief Executive Officer of Waldencast Ventures, a holding company and investment vehicle that he founded in March 2019 to focus on Seed and Series A stage companies in the beauty, personal care and wellness sectors. Mr. Brousset has led investments in all current and former Waldencast Ventures portfolio companies including Kjaer Weis, Costa Brazil, Manuel.co, Sallve, c16 Biosciences, and a pre-launch skincare brand. Prior to founding Waldencast Ventures, Mr. Brousset was the Group President of L’Oréal’s Consumer Products Division in North America from July 2016 to April 2019. Previously, Mr. Brousset was the CEO and Managing Director of L’Oréal UK&I between July 2013 and July 2016. Mr. Brousset began his career at L’Oréal as CEO and Country Managing Director of L’Oréal Peru in April 2012. In addition to his extensive operating and leadership experience at L’Oréal, Mr. Brousset has also spent nearly 14 years at Procter & Gamble between June 1998 and April 2012 in various marketing and brand management roles across North America and Western Europe. Mr. Brousset currently serves as Chairman of Kjaer Weis and Board Director for several Waldencast Ventures portfolio companies. Mr. Brousset hold a B.S. in Economics from the Universidad del Pacífico and an M.B.A. from the University of North Carolina Kenan-Flagler Business School. We believe Mr. Brousset’s qualifications to serve on our board of directors include his significant experience leading, operating, and investing in brands in the beauty, personal care, and wellness sectors.

Sarah Brown has been a director since January 2021. Ms. Brown’s work brings together the worlds of business, philanthropy, non-profit activism, and youth campaigning. She is the Chair of Theirworld, a global children’s charity dedicated to ending the global education crisis. She also serves as the Executive Chair of the Global Business Coalition for Education. She is CEO of the Office of Gordon and Sarah Brown established in 2010 after Gordon Brown’s premiership ended in the U.K. Ms. Brown also serves as a Non-Executive Director of Harrods Group Holdings Ltd. She holds a Bachelor’s of Science degree in Psychology from the University of Bristol. Ms. Brown was awarded fellowship from the Royal College of Obstetricians and Gynecologists and of the Royal College of Pediatrics and Child Health. She is the author of Behind the Black Door, a personal memoir. We believe Ms. Brown’s qualifications to serve on our board of directors include her ability to help the Company develop and expand its ESG strategy and leverage her extensive global network in business, philanthropy, and social activism.

Aaron Chatterley has been a director since December 2021. The Board determined that Mr. Chatterley qualified as an independent director under Nasdaq rules. Mr. Chatterley, 55, founded the web development company SP New Media in 1996, where he served as Chief Executive Officer until selling the company in 2000. In 2005, Mr. Chatterley co-founded the online beauty retailer, feelunique, where he served as Chief Executive Officer until April 2014.  Mr. Chatterley led the partial sale of feelunique to Palamon Capital Partners in December 2012, as well as the sale of feelunique to LVMH/Sephora in September 2021. In addition, since 2016, Mr. Chatterley has served as a Non-Executive Director of Digital Jersey, an economic development agency, and currently serves as an audit and risk committee member. Mr. Chatterley also serves as an Ambassador for The Prince’s Trust Women Supporting Women, a youth charity organization. We believe Mr. Chatterley’s qualifications to serve on our board of directors include his extensive experience in the beauty industry.

Felipe Dutra has been a director and the executive chairman of the board of directors since January 2021. Mr. Dutra served as the Chief Financial Officer at Anheuser-Busch InBev (Euronext: ABI) (NYSE: BUD) (MEXBOL: ANB) (JSE: ANH) from January 2005 to April 2020. Mr. Dutra’s contributions to AmBev, AB InBev’s current subsidiary, stretch back to 1990. He held multiple leadership positions in Treasury and Finance at AmBev before being appointed to Chief Financial Officer in 2000. As CFO of AmBev, Mr. Dutra led and executed multiple transformational transactions including the merger with Interbrew in 2004, acquisition of Anheuser-Busch in 2008, acquisition of Grupo Modelo in 2012 and acquisition of SABMiller in 2016. In addition to transformational acquisitions, Mr. Dutra has also led numerous buyouts of smaller breweries to build AB InBev’s craft portfolio as well as executed a series of acquisitions in China to build AB InBev into a leading brewer in the region. In 2019, Mr. Dutra oversaw the initial public offering of Budweiser APAC (HKG: 1876) on the Hong Kong Stock Exchange. In 2014, Mr. Dutra took on the additional role of Chief Technology Officer to lead the company’s adoption of digital technology and implementation of data analytics. Mr. Dutra started his career at Aracruz Celulose, a Brazilian manufacturer of pulp and paper products. Mr. Dutra has been a Board Director of AmBev (BOVESPA: ABEV) (NYSE: ABEV) since January 2005 and served as a Board Director of Grupo Modelo from December 2010 to June 2013 and Budweiser APAC from September 2019 to June 2020. He holds a degree in Economics from Universidade Candido Mendes and an M.B.A. from Universidade de São Paulo in Brazil. We believe Mr. Dutra’s qualifications to serve on our board of directors include his extensive experience with financial transactions globally and his deep operating experience.

Tassilo Festetics has been the Chief Financial and Technology Officer since August 2021. Mr. Festetics was previously employed by Anheuser-Busch Inbev (ABI), where he was a General Partner at the Growth Equity fund of ZX Ventures, the venture fund at ABI. Since joining ABI in 2007, Mr. Festetics held various finance roles across multiple geographies to become in 2015 ABI’s Chief Financial Officer of Asia Pacific. He later held a global role in New York City where he oversaw the company-wide agenda for Technology, Analytics and Shares Services Footprint. Mr. Festetics is Austrian and holds a Master’s degree in genetic engineering from the University of Vienna. He is also a board member of the Leila Janah Foundation and the beauty brand LXMI.

Juliette Hickman has been a director since January 2021. Ms. Hickman is a former investment analyst and investor at Capital World Investors, part of The Capital Group Companies. She joined The Capital Group in 1998 and held the role of investment analyst and investor initially focusing on the Global Beverage industry until 2020. Ms. Hickman has served as an independent non-executive director for Montanya Distillers since 2019 and an independent non-executive director for Keurig Dr. Pepper since January 2021. Ms. Hickman holds a Bachelor’s of Arts degree in Politics and Public Administration from the Nottingham Trent University. We believe Ms. Hickmans’s qualifications to serve on our board of directors include her substantial experience in financial analysis, valuation, and investment strategy.

Lindsay Pattison has been a director since January 2021. Ms. Pattison has years of experience in the fields of marketing, advertising and business-transformation. She was appointed in 2018 as the global Chief Client Officer at WPP PLC, a leading marketing services organization. Previously, Ms. Pattison was GroupM’s, and then WPP’s, Chief Transformation Officer. She was previously Global CEO of Maxus, a WPP media agency. Her experience also includes roles at Young and Rubicam and PHD Media, as well as a client-side role with Sony Ericsson. She serves on the board of directors at the communications company Chime Ltd and at the international design agency Design Bridge. She served twice on the WEF Global Agenda Council on the Future of Media. As a passionate and vocal campaigner for gender equality, she launched ‘Walk the Talk’, an initiative to help senior women at Maxus to thrive and make progress in their careers — a program now adopted globally by WPP. She sits on WPP’s Inclusion Council and Risk Committee. Ms. Pattison holds a Bachelor’s of Arts in English Literature from the University of Stirling and completed the TLC Leaders Program, a leadership course delivered by members of the faculty of Harvard Business School. We believe Ms. Pattison’s qualifications to serve on our board of directors include her deep knowledge in the areas of marketing and media and her extensive global relationships in the field.

Hind Sebti has been the Chief Operating Officer since February 2021. Ms. Sebti has more than 20 years of experience leading and managing beauty brands across multiple categories and stages during her tenures at L’Oréal (PAR: OR) and Procter & Gamble (NYSE: PG). Ms. Sebti co-founded Waldencast Ventures alongside Mr. Brousset in 2019. Since January 2020, Ms. Sebti has also served as Chief Executive Officer of Waldencast Brands, a subsidiary of Waldencast Ventures, to incubate and commercialize new beauty and wellness brands. Prior to Waldencast Ventures, Ms. Sebti held various leadership positions at L’Oréal from April 2013 to December 2018. She was the General Manager for Maybelline and Essie in the United Kingdom from July 2017 to December 2018. She held the position of General Manager of professional haircare brands Redken, Pureology and Mizani from September 2015 to July 2017. Ms. Sebti her tenure at L’Oréal as the Marketing Director of L’Oréal Paris and Consumer Division Category Director. Prior to L’Oreal, Ms. Sebti held various Business Leader and Brand Manager positions at Procter & Gamble in the U.K., Ireland and France across brands such as Olay Skin Care and Gillette Venus from January 2002 to March 2013. Ms. Sebti serves as a Board Member of Cosmetic Executive Women U.K. and holds a Masters Degree in Industrial Engineering from The National Institute of Applied Science of Lyon.

Cristiano Souza has been a director since January 2021. Mr. Souza is a senior partner at DCL. Based out of the United Kingdom, DCL is the investment advisor of the Dynamo Fund, an investment fund focused on long-term equity investments. Mr. Souza is also a partner at DAR, a Brazilian investment manager established in 1993 focused on long-term equity investments in Brazil. Mr. Souza joined DAR in 1994 and was involved in its investing activities until 2014 when he relocated to the United Kingdom to focus on the investment advisory of Dynamo Fund. Mr. Souza has a Bachelor degree in Economics from Candido Mendes University in Rio de Janeiro. We believe Mr. Souza’s qualifications to serve on our board of directors include his extensive investment experience in public and private companies and his in-depth knowledge around corporate governance and corporate finance.

Zachary Werner has been a director since January 2021. Mr. Werner is the founder and chairman of the board of directors of The Maze Group, a highly technical strategic consultancy focused on data architecture and driving growth through digital marketing. Mr. Werner began his career at Universal Music Group, where he focused on digital distribution deals, customer relationship management and integrated marketing systems. In 2016, Mr. Werner founded The Maze Group. Maze partners with private equity owned and public clients such as LVMH, HelloFresh, JC Penney, General Electric, and Pat McGrath Labs to optimize customer acquisition, conversion rate, and retention as well as provide strategies around technology platform and infrastructure transformation. The Maze Group also partners with private equity clients to co-invest in consumer companies. In addition, in 2017, Mr. Werner became an advisor for Stadium Goods, a sneaker and streetwear marketplace, to oversee eCommerce and growth. We believe Mr. Werner’s qualifications to serve on our board of directors include his extensive experience in digital commerce, data analytics and performance-based growth marketing.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the Company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). We have five “independent directors” as defined in Nasdaq and applicable SEC rules. Our board has determined that each of Sarah Brown, Aaron Chatterley, Juliette Hickman, Lindsay Pattison and Zachary Werner is an independent director under applicable SEC and Nasdaq listing standards.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of eight members. Prior to our initial Business Combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our Public Shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee are comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Juliette Hickman, Sarah Brown and Zachary Werner. Juliette Hickman serves as chairwoman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Juliette Hickman qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are Lindsay Pattison, Zachary Werner and Juliette Hickman. Lindsay Pattison serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Sarah Brown, Zachary Werner and Lindsay Pattison. Sarah Brown serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and officers (where applicable), we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 31, 2021 were timely made, except that during the fiscal year ended December 31, 2021, Michel Brousset, Sarah J. Brown, Felipe Dutra, Tassilo Festetics, Juliette Hickman, Lindsay Pattinson, Hind Sebti, Cristiano Souza, Zachary Werner and our Sponsor, each failed to timely report their Form 3.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report on Form 10-K. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website waldencast.com under “Investor Relations—Charters and Policies”. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K. You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Item 1.A. Risk Factors — Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the company.”

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “Item 10. Directors, Executive Officers and Corporate Governance.”, “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

●	We entered into the Sponsor Forward Purchase Agreement with our Sponsor and a member of our Sponsor.

●	We entered into the Beauty Forward Purchase Agreement with Beauty Ventures. Our Sponsor is the managing member of Beauty Ventures. Members of our Sponsor or their affiliates will begin to receive a twenty percent (20%) performance fee allocation on the return of the forward purchase securities in excess of the hurdle rate, calculated on the total return generated from forward purchase securities (whether by dividend, transfer or increase in value as measured from date of issuance), when the return of such securities (less the expenses of Beauty Ventures) underlying the Beauty Forward Purchase Agreement exceeds a hurdle rate of five percent (5%) accrued annually until the fifth anniversary of the issuance of such securities. In the event of a transfer and subsequent sale of any forward purchase securities prior to such fifth anniversary, the performance fee for the period between such transfer and such fifth anniversary will be calculated based on the proceeds generated by such sale.

Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire Public Shares, they will be entitled to liquidating distributions from the trust account with respect to such Public Shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless.

With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors, officers and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Michel Brousset	Waldencast Ventures, LP	Investment Firm	Co-Founder; Chief Executive Officer
	Kjaer Weis, Inc.	Cosmetics Company	Chairman of the Board of Directors
	Menwell Limited	Men’s Healthcare Company	Director
	Compass Beauty, Inc.	Skincare Company	Director
	Sallve Holding Limited	Cosmetics Company	Director
Sarah Brown	Harrods Group Holdings Limited	Retail Department Stores	Non-Executive Director
Juliette Hickman	Montanya Distillers	Rum Distillery	Non-Executive Director
	Keurig Dr Pepper	Beverage Company	Non-Executive Director
Hind Sebti	Waldencast Ventures, LP	Investment Firm	Co-Founder; Partner
Cristiano Souza	Dynamo Capital LLP Dynamo Administração de Recursos	Investment Firm	Partner
Zachary Werner	Maze Consulting LLC	Strategic Consultancy	Founder; Chairman of the Board of Directors

Accordingly, if any of the above directors or officers become aware of a Business Combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, directors or officers. In the event we seek to complete our initial Business Combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial Business Combination is fair to our company from a financial point of view.

In addition, our Sponsor or any of its affiliates may make additional investments in the company in connection with the initial Business Combination, although, other than the forward purchase agreement, our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial Business Combination.

In the event that we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares (and their permitted transferees will agree) and Public Shares held by them in favor of our initial Business Combination.

Item 11. Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates. In February 2021, our Sponsor transferred 20,000 founder shares to each of Sarah Brown, Juliette Hickman, Lindsay Pattison and Zachary Werner, our independent directors.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2022 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 31, 2022.

	Class A Ordinary Shares		Class B Ordinary Shares
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner (1)
Waldencast Long-Term Capital LLC (our Sponsor) (3)	-	-	8,545,000	19.9%
Sarah Brown (2)	-	-	20,000	*
Juliette Hickman (2)	-	-	20,000	*
Lindsay Pattison (2)	-	-	20,000	*
Zachary Werner (2)	-	-	20,000	*
Michel Brousset	-	-	-	-
Aaron Chatterley	-	-	-	-
Tassilo Festetics	-	-	-	-
Hind Sebti	-	-	-	-
Cristiano Souza	-	-	-	-
Felipe Dutra	-	-	-	-
TRUXT Investimentos Ltda (4)	3,341,489	9.7%	-	-
Verde Servicos Internacionais S.A.(5)	2,250,000	6.5%	-	-
Sharp Capital Gestora de Recursos Ltda.(6)	1,816,400	5.3%	-	-
Citadel Advisors LLC (7)	1,729,879	5.0%	-	-
All directors and executive officers as a group (10 individuals)	-	-	80,000	*

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Waldencast Acquisition Corp., 10 Bank Street, Suite 560, White Plains, NY 10606.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File Nos. 333-253370 and 333-254317).

(3)	Waldencast Long-Term Capital LLC, our Sponsor, directly holds the Class B ordinary shares reported herein.

(4)	According to a Schedule 13G filed with the SEC on February 4, 2022, TRUXT Investimentos Ltda may be deemed to have shared voting power with regard to 3,008,850 Class A ordinary shares of the Company and shared dispositive power with regard to 3,341,489 units and Bruno de Godoy Garcia may be deemed to have shared voting and dispositive power with regard to 1,639,818 Class A ordinary shares of the Company. Mr. Garcia is the Chief Investment Officer and a controlling person of TRUXT Investimentos Ltda. The business address of each is Av. Ataulfo de Paiva, 153, 6 floor, Leblon, Rio de Janeiro, RJ, 22440-032 Brazil.

(5)	According to a Schedule 13G filed with the SEC on March 26, 2021, Verde Servicos Internacionais S.A. may be deemed to have sole voting and dispositive power with regard to 2,250,000 Class A ordinary shares of the Company. The business address is Rua Leopoldo Couto de Magalhaes Jr., 700 11 andar (parte) CEP 04542-000 - Itaim Bibi Sao Paulo/ SP - Brazil.

(6)	According to a Schedule 13G filed with the SEC on February 10, 2022, each of Sharp Capital Gestora de Recursos Ltda. and Ivan Guetta may be deemed to have shared voting and dispositive power with regard to 1,816,400 Class A ordinary shares of the Company. Mr. Guetta serves as Chief Executive Officer, Chief Investment Officer, director and control person of Sharp Capital Gestora de Recursos Ltda. The business address of each is Borges de Medeiros Avenue, Number 633, Office Number 202, Rio de Janeiro, 22430-041, Brazil.

(7)	According to a Schedule 13G filed with the SEC on January 31, 2022, each of Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC may be deemed to have shared voting and dispositive power with regard to 1,729,879 Class A ordinary shares of the Company and Kenneth Griffin may be deemed to have shared voting and dispositive power with regard to 1,750,999 Class A ordinary shares of the Company. The business address of each is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 15, 2021, the Company entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”), by and among the Company, Obagi and Cedarwalk. Pursuant to the Stockholder Support Agreement, Cedarwalk agreed to, among other things, within two (2) business days after the proxy statement/prospectus relating to the approval by the Company shareholders of the Obagi and Milk Business Combinations is declared effective by the SEC and delivered or otherwise made available to the Company shareholders, execute and deliver a written consent with respect to the outstanding ordinary shares of Obagi held by Cedarwalk adopting the Obagi Merger Agreement and related transactions and approving the Obagi and Milk Business Combinations.

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

Founder Shares

On January 12, 2021, the Company issued 7,187,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000. In February 2021, the Sponsor transferred 20,000 Waldencast Class B ordinary shares to each of the Investor Directors, resulting in the Sponsor holding 7,107,500 Waldencast Class B ordinary shares. On March 15, 2021, the Company effected a dividend of 0.2 of a share of Class B ordinary shares for each share of Class B ordinary shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding, of which 8,545,000 are held by the Sponsor.

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

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On January 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to the Sponsor Promissory Note. The Sponsor Promissory Note was non-interest bearing, unsecured and due upon the earlier of June 30, 2021 and the closing of the Initial Public Offering. The Company had no borrowings under the Sponsor Promissory Note at the closing of the Initial Public Offering. Borrowings under the Sponsor Promissory Note are no longer available.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used for such repayment. On August 18, 2021, the Company issued the Working Capital Promissory Note to the Sponsor for an aggregate amount of up to $1,500,000. The Working Capital Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) the date by which we have to complete a Business Combination and (ii) the effective date of a Business Combination. On October 28, 2021, the Company drew down the entire available balance of the Working Capital Promissory Note and the Sponsor deposited $1,500,000 in the Company’s operating bank account. As of December 31, 2021, the Company had a total aggregate principal amount of $1,500,000 in outstanding borrowings under the Working Capital Loans, consisting solely of the Working Capital Promissory Note.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company has recognized $100,000 of administrative service fee, which is included in formation and operating costs on the statements of operations.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2021	For the Year ended December 31, 2020
Audit Fees(1)	$212,010	$—
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total	$212,010	$—

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of November 15, 2021, by and among Waldencast Acquisition Corp., Obagi Merger Sub Inc. and Obagi Global Holdings Limited.
2.2(1)	Equity Purchase Agreement, dated as of November 15, 2021, by and among Waldencast Acquisition Corp., Waldencast Partners LP, Obagi Holdco 1 Limited, Waldencast Partners LP, Milk Makeup LLC, the Members and Shareholder Representative Services LLC.
3.1(2)	Amended and Restated Memorandum and Articles of Association.
4.1(2)	Warrant Agreement, dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2*	Description of Company’s Securities
10.1(2)	Letter Agreement, dated March 15, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(2)	Investment Management Trust Agreement, dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(2)	Registration Rights Agreement, dated March 15, 2021, among the Company, the Sponsor and certain other security holders named therein.
10.4(2)	Administrative Services Agreement, dated March 15, 2021, between the Company and Waldencast Long-Term Capital LLC.
10.5(2)	Sponsor Warrants Purchase Agreement, dated March 15, 2021, between the Company and the Sponsor.
10.6(2)	Indemnity Agreement, dated March 15, 2021, between the Company and Michel Brousset.
10.7(2)	Indemnity Agreement, dated March 15, 2021, between the Company and Felipe Dutra.
10.8(2)	Indemnity Agreement, dated March 15, 2021, between the Company and Cristiano Souza.
10.9(2)	Indemnity Agreement, dated March 15, 2021, between the Company and Hind Sebti.
10.10(2)	Indemnity Agreement, dated March 15, 2021, between the Company and Sarah J. Brown.
10.11(2)	Indemnity Agreement, dated March 15, 2021, between the Company and Juliette Hickman.
10.12(2)	Indemnity Agreement, dated March 15, 2021, between the Company and Lindsay Pattison.
10.13(2)	Indemnity Agreement, dated March 15, 2021, between the Company and Zachary Werner.
10.14(3)	Indemnity Agreement, dated August 17, 2021, between the Company and Tassilo Festetics.
10.15(4)	Indemnity Agreement, dated December 16, 2021, between the Company and Aaron Chatterley.
10.16(1)	Sponsor Support Agreement, dated as of November 15, 2021, by and among Waldencast Long-Term Capital LLC, certain directors of Waldencast Acquisition Corp., Waldencast Acquisition Corp. and Obagi Global Holdings Limited.
10.17(1)	Sponsor Support Agreement, dated as of November 15, 2021, by and among Waldencast Long-Term Capital LLC, certain directors of Waldencast Acquisition Corp., Waldencast Acquisition Corp. and Shareholder Representative Services LLC (solely in its capacity as representative of the equityholders of Milk Makeup LLC).
10.18(1)	Stockholder Support Agreement, dated as of November 15, 2021, by and among Waldencast Acquisition Corp., Cedarwalk Skincare Ltd. and Obagi Global Holdings Limited.
10.19(3)	Convertible Promissory Note, dated as of August 18, 2021, issued to Waldencast Long-Term Capital LLC.
10.20(5)	Assignment, Assumption & Joinder Agreement, dated as of December 20, 2021, by Waldencast Long-Term Capital LLC and Burwell Mountain Trust.
14.01*	Code of Ethics and Business Conduct of Waldencast Acquisition Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 425 filed on November 18, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2021.
(3)	Incorporated by reference to the Company’s Registration Statement on Form F-4 filed on February 14, 2022.
(4)	Incorporated by reference to the Company’s Registration Statement on Form F-4/A filed on March 21, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALDENCAST ACQUISITION CORP.
Date: March 31, 2022
/s/ Michel Brousset
	By:	Michel Brousset
Chief Executive Officer (Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michel Brousset
Name:	Michel Brousset
Title:	Chief Executive Officer and Director (Principal Executive and Accounting Officer)
Date:	March 31, 2022

/s/ Felipe Dutra
Name:	Felipe Dutra
Title:	Executive Chairman of the Board of Directors
Date:	March 31, 2022

/s/ Tassilo Festetics
Name:	Tassilo Festetics
Title:	Chief Financial and Technology Officer (Principal Financial Officer)
Date:	March 31, 2022

/s/ Sarah Brown
Name:	Sarah Brown
Title:	Director
Date:	March 31, 2022

/s/ Aaron Chatterley
Name:	Aaron Chatterley
Title:	Director
Date:	March 31, 2022

/s/ Juliette Hickman
Name:	Juliette Hickman
Title:	Director
Date:	March 31, 2022

/s/ Lindsay Pattison
Name:	Lindsay Pattison
Title:	Director
Date:	March 31, 2022

/s/ Cristiano Souza
Name:	Cristiano Souza
Title:	Director
Date:	March 31, 2022

/s/ Zachary Werner
Name:	Zachary Werner
Title:	Director
Date:	March 31, 2022