Form 10-Q
period 2022-03-31
Waldencast Acquisition Corp.
filed 2022-05-16
CIK 1840199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40207

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

As of May 16, 2022, there were 34,500,000 units of the Registrant’s Class A ordinary shares and 8,625,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

WALDENCAST ACQUISITION CORP.

 Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WALDENCAST ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,088,980	$1,503,768
Prepaid expenses – current	164,233	204,821
Total current assets	$1,253,213	$1,708,589
Prepaid expenses – non-current portion	—	33,050
Investment held in Trust Account	345,055,667	345,052,047
Total assets	$346,308,880	$346,793,686

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,645,328	$272,953
Due to related party	125,043	95,000
Total current liabilities	1,770,371	367,953
Warrant liabilities	16,795,333	21,153,666
Deferred legal fees	10,298,295	8,186,101
Forward purchase agreement liabilities	10,656,000	13,320,000
Working Capital Promissory Note – related party	1,500,000	1,500,000
Deferred underwriters’ discount	12,075,000	12,075,000
Total liabilities	53,094,999	56,602,720

Commitments & Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value of $10.00 at March 31, 2022 and December 31, 2021	345,000,000	345,000,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 and no shares subject to redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 issued and outstanding at March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(51,786,982)	(54,809,897)
Total shareholders’ deficit	(51,786,119)	(54,809,034)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$346,308,880	$346,793,686

See accompanying notes to the unaudited condensed financial statements.

WALDENCAST ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Formation and operating costs	$4,003,477	$117,515
Loss from operations	(4,003,477)	(117,515)

Other income (expense):
Interest income on operating account	439	131
Interest income on marketable securities held in Trust Account	3,620	1,294
Offering expenses related to warrant issuance	—	(719,201)
Change in fair value of forward purchase agreement liabilities	2,664,000	—
Change in fair value of warrant liabilities	4,358,333	(348,666)
Total other income (expense), net	7,026,392	1,066,442

Net income (loss)	$3,022,915	$(1,183,957)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	34,500,000	5,039,326
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.07	$(0.10)
Weighted average shares outstanding, Non-redeemable Class B ordinary shares	8,625,000	6,639,045
Basic and diluted net income (loss) per share, Non-redeemable Class B ordinary shares	$0.07	$(0.10)

See accompanying notes to the unaudited condensed financial statements.

WALDENCAST ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	8,625,000	$863	$-	$(54,809,897)	$(54,809,034)
Net income	-	-	-	3,022,915	3,022,915

Balance as of March 31, 2022	8,625,000	$863	$-	$(51,786,982)	$(51,786,119)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	$—	$(10,951)	$(10,951)
Issuance of Founder Shares	8,625,000	863	24,137	—	25,000
Sale of 5,933,333 Private Placement Warrants on March 18, 2021	—	—	8,900,000	—	8,900,000
Initial value of private warrant liabilities	—	—	(6,230,000)	—	(6,230,000)
Initial value of FPA liabilities	—	—	(11,655,000)	—	(11,655,000)
Accretion of Class A ordinary shares subject to possible redemption	—	—	8,960,863	(40,371,261)	(31,410,398)
Net Loss	—	—	—	(1,183,957)	(1,183,957)
Balance as of March 31, 2021	8,625,000	$863	$—	$(41,566,169)	$(41,565,306)

See accompanying notes to the unaudited condensed financial statements.

WALDENCAST ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,022,915	$(1,183,957)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Trust Account	(3,620)	(1,294)
Increase in deferred legal costs	2,112,194	—
Change in fair value of warrant liabilities	(4,358,333)	348,666
Change in fair value of forward purchase agreement liabilities	(2,664,000)	—
Offering costs allocated to warrants	—	719,201
Changes in current assets and current liabilities:
Prepaid assets	73,638	(529,047)
Accounts payable and accrued expenses	1,372,375	592,749
Due to related party	30,043	—
Net cash used in operating activities	(414,788)	(53,682)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares	—	25,000
Proceeds from Initial Public Offering, net of underwriters’ discount	—	338,100,000
Proceeds from issuance of Private Placement Warrants	—	8,900,000
Payments of offering costs	—	(521,631)
Net cash provided by financing activities	—	346,503,369

Net Change in Cash	(414,788)	1,449,687
Cash – Beginning	1,503,768	—
Cash – Ending	$1,088,980	$1,449,687

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of warrant liabilities	$—	$18,190,000
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$12,075,000
Initial value of forward purchase agreement liabilities	$—	$11,655,000

See accompanying notes to the unaudited condensed financial statements.

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

The Company was formed on December 8, 2020 and remained dormant through December 31, 2020. For the period from December 8, 2020 (inception) through December 31, 2020, there had been no activity since the formation of the entity and no equity shares were issued. The Company commenced operations on January 12, 2021 when the Founder Shares were issued. All activity since January 12, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target or targets for a Business Combination, as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and change in fair value of its warrant and forward purchase agreement liabilities.

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

Trust Account

Following the closing of the Initial Public Offering on March 18, 2021, an amount of $345,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of the Company’s initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the Company’s Public Shares if the Company has not completed its initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Class A ordinary shares subject to redemption is recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

On March 1, 2021, the Company and Beauty Ventures LLC (“Beauty Ventures”) entered into a forward purchase agreement (the “Beauty Forward Purchase Agreement,” and together with the Sponsor Forward Purchase Agreement, the “Forward Purchase Agreements” or “FPA”), that provided for the purchase of an aggregate of up to 17,300,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of up to $173,000,000 (subject to the below), or $10.00 per unit, in a private placement to close substantially concurrently with the closing of the initial Business Combination. To the extent that the amounts available from the Trust Account and other financing (including the Sponsor Forward Purchase Agreement) are sufficient for the cash requirements in connection with our initial Business Combination, the Sponsor may, in its sole discretion, as the managing member of Beauty Ventures, reduce its purchase obligation, up to the full amount, under the Beauty Forward Purchase Agreement.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had cash in an operating bank account, outside of the Trust Account, with $1,088,980 available for working capital needs. As of March 31, 2022, the Company had a working capital deficit of $517,158. All remaining funds held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination, to redeem Class A ordinary shares or with respect to the interest earned, to be withdrawn for the payment of taxes. As of March 31, 2022, none of the amount in the Trust Account was withdrawn as described above.

On October 28, 2021, the Company drew down the entire available balance of the Working Capital Promissory Note (as defined below) and the Sponsor deposited $1,500,000 in the Company’s operating bank account (see Note 5). The Company anticipates that the $1,088,980 in its operating bank account as of March 31, 2022, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

The Company has 24 months from the closing of the IPO, which occurred on March 18, 2021 (with the ability to extend with shareholder approval) to consummate a Business Combination. However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

There is no guarantee that the Company will be able to consummate a Business Combination within the Combination Period, which raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position and/or results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed by the Company with the Securities and Exchange Commission (“SEC”) on March 31, 2022.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,088,980 and $1,503,768 in its operating bank account, outside of the Trust Account as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investment Held in Trust Account

At March 31, 2022 and December 31, 2021, the Trust Account had $345,055,667 and $345,052,047 of marketable securities, respectively. The Company accounts for its marketable securities, which are carried at fair value with changes in fair value included in the condensed statement of operations. As of March 31, 2022, the Company has not withdrawn any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as a part of shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

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

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(11,960,000)
Issuance costs related to Class A ordinary shares	(19,450,398)
Plus:
Accretion of carrying value to redemption value	31,410,398
Contingently redeemable Class A ordinary shares	$345,000,000

Net Income (Loss) per Ordinary Share

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class A feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants and rights issued in connection with the Initial Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and Forward Purchase Agreement units are exercisable for 61,833,333 shares of Class A ordinary shares in the aggregate. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income (loss) per ordinary share because the redemption value approximates fair value.

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of net income (loss) that is allocable to each class of ordinary shares. The allocable net income (loss) is calculated by multiplying net income (loss) by the ratio of weighted average number of shares outstanding attributable to Class A ordinary shares and Class B ordinary shares to the total weighted average number of shares outstanding for the period. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income (loss) per ordinary share because the redemption value approximates fair value.

Accordingly, basic and diluted income (loss) per ordinary share is calculated as follows:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Ordinary shares subject to possible redemption
Numerator:
Net income (loss) allocable to Class A ordinary shares subject to possible redemption	$2,418,332	$(510,888)
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	34,500,000	5,039,326
Basic and Diluted net income (loss) per share, Redeemable Class A ordinary shares	$0.07	$(0.10)

Non-Redeemable Ordinary shares
Numerator:
Net income (loss) allocable to Class B ordinary shares not subject to redemption	$604,583	$(673,069)
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	8,625,000	6,639,045
Basic and diluted net income (loss) per share, ordinary shares	$0.07	$(0.10)

Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and that were charged to shareholders’ deficit upon the completion of the Initial Public Offering. Accordingly, on March 31, 2022, offering costs totaling $20,169,599 have been charged to temporary equity (consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,194,599 of other offering costs). Of the total transaction costs, $719,201 was reclassified as a non-operating expense in the statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on a relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Derivative Warrant Liabilities

The Company evaluates its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has determined its public warrants, private warrants and forward purchase agreements are derivative instruments.

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

FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to the fair value of the warrants and contingent forward purchase units and then the Class A ordinary shares.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was immaterial for the three months ended March 31, 2022.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update No. 2020-06, “Debt-Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging-Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares, par value $0.0001 per share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share.

Note 4 — Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate price of $8,900,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The initial fair value of the Private Placement Warrants was recorded as a liability of $6,230,000 with the excess of cash received over initial fair value of the warrants of $2,670,000 recorded as additional paid-in capital.

Note 5 — Related Party Transactions

Founder Shares

On January 12, 2021, the Company issued 7,187,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000. In February 2021, the Sponsor transferred 20,000 Class B ordinary shares to each of Sarah Brown, Juliette Hickman, Lindsay Pattison and Zachary Werner (the “Investor Directors”), resulting in the Sponsor holding 7,107,500 Class B ordinary shares. On March 15, 2021, the Company effected a dividend of 0.2 per share of Class B ordinary shares for each share of Class B ordinary shares resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding, of which 8,545,000 are held by the Sponsor.

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

Due to Related Party

As of March 31, 2022 and December 31, 2021, the balance of $125,043 and $95,000 represents the amount accrued for the administrative support services provided (defined below) by the Sponsor, respectively.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 in such fees. As of March 31, 2022 and December 31, 2021, the Company had an outstanding unpaid balance amounting to $125,043 and $95,000, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used for such repayment. On August 18, 2021, the Company issued the Working Capital Promissory Note to the Sponsor for an aggregate amount of up to $1,500,000, up to $1,500,000 of such note may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender (the “Working Capital Promissory Note”). The Working Capital Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) the date by which we have to complete a Business Combination and (ii) the effective date of a Business Combination. On October 28, 2021, the Company drew down the entire available balance of the Working Capital Promissory Note and the Sponsor deposited $1,500,000 in the Company’s operating bank account. As of March 31, 2022 and December 31, 2021, the Company had an aggregate principal amount of $1,500,000 in outstanding borrowings under the Working Capital Loans, consisting solely of the Working Capital Promissory Note.

The conversion feature included in the Working Capital Promissory Note is considered an embedded derivate and is remeasured at the end of each reporting period. The value of the conversion features was considered de minimis both as of March 31, 2022 and December 31, 2021.

Forward Purchase Agreement

The Company entered into two separate forward purchase agreements as follows. The Sponsor and Dynamo Master Fund (a member of the Sponsor) entered into the Sponsor Forward Purchase Agreement, dated as of February 22, 2021, with the Company that will provide for the purchase of up to an aggregate of 13,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of $130,000,000, or $10.00 per unit, in a private placement to close substantially concurrently with the closing of our initial Business Combination. The Sponsor Forward Purchase Agreement provides that the applicable forward purchase investors may, in their sole discretion, increase the amount of capital committed under the Sponsor Forward Purchase Agreement up to an amount not to exceed $160,000,000. Beauty Ventures entered into the Beauty Forward Purchase Agreement, dated as of March 1, 2021, with the Company that provides for the purchase of an aggregate of up to 17,300,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of up to $173,000,000 (subject to the below), or $10.00 per unit, in a private placement to close substantially concurrently with the closing of the initial Business Combination. To the extent that the amounts available from the Trust Account and other financing (including the Sponsor Forward Purchase Agreement) are sufficient for the cash requirements in connection with our initial Business Combination, the Sponsor may, in its sole discretion, as the managing member of Beauty Ventures, reduce its purchase obligation, up to the full amount, under the Beauty Forward Purchase Agreement. Members of the Sponsor or their affiliates will receive a performance fee allocation when the return on the securities underlying the Beauty Forward Purchase Agreement exceeds certain benchmark returns. The obligations under the Forward Purchase Agreements will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase shares and the forward purchase warrants included in the units being sold in the Initial Public Offering, respectively, will be identical to the Public Shares and public warrants included in the units sold in the Initial Public Offering, respectively, except that the holders thereof will have certain registration rights, as described herein. On October 20, 2021, the Company received (i) an allocation notice from the Sponsor and Dynamo Master Fund committing to purchase 16,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of $160,000,000, or $10.00 per unit and (ii) an allocation notice from Beauty Ventures committing to purchase 17,300,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, for an aggregate purchase price of $173,000,000, or $10.00 per unit. On December 20, 2021, the Sponsor and Burwell Mountain Trust (a member of the Sponsor) entered into an Assignment and Assumption Agreement. The Assignment and Assumption Agreement provides for the assignment by the Sponsor and assumption by Burwell Mountain Trust of all of the Sponsor’s rights and benefits as purchaser under the Sponsor Forward Purchase Agreement, including the right to purchase the Forward Purchase Securities subscribed for by the Sponsor.

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

(ii)	as a result of the Merger, among other things, each outstanding share in the capital of Obagi of par value US $0.50 each per share (the “Obagi Common Stock”) as of immediately prior to the effective time of the Merger (the “Obagi Merger Effective Time”) (other than in respect of Excluded Shares (as defined in the Obagi Merger Agreement)) will be cancelled and converted into the right to receive (a) an amount in cash equal to the quotient obtained by dividing (i) the Obagi Cash Consideration (as defined in the Obagi Merger Agreement) by (ii) the number of Aggregate Fully Diluted Company Common Shares (as defined in the Obagi Merger Agreement), and (b) a number of Waldencast plc Class A ordinary shares (defined below) equal to the quotient obtained by dividing (i) the Obagi Stock Consideration (as defined in the Obagi Merger Agreement) by (ii) the number of Aggregate Fully Diluted Company Common Shares; and

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

Milk Equity Purchase Agreement

On November 15, 2021, the Company entered into the Milk Equity Purchase Agreement, by and among the Company, Holdco Purchaser, Waldencast LP, Milk, Milk Members, and the Equityholder Representative.

The Milk Equity Purchase Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Milk Equity Purchase Agreement, the “Milk Transaction” and, together with the Obagi Transaction, the “Obagi and Milk Business Combinations”):

(i)	at the closing of the transactions contemplated by the Milk Equity Purchase Agreement (the “Milk Closing” and together with the Obagi Closing, the “Closing”), upon the terms and subject to the conditions of the Milk Equity Purchase Agreement, the Purchasers will acquire from the Milk Members and the Milk Members will sell to the Purchasers all of the issued and outstanding membership units of Milk in exchange for the Milk Cash Consideration (as defined in the Milk Equity Purchase Agreement), and the Milk Equity Consideration (as defined in the Milk Equity Purchase Agreement), which consist of partnership units of Waldencast LP exchangeable for Waldencast plc Class A ordinary shares (as defined below), and the Class B ordinary shares, par value $0.0001 per share, of the Company (following the Domestication) (the “Waldencast plc Non-Economic ordinary shares);

(ii)	as a result of the Milk Transaction, among other things, (a) Holdco Purchaser will purchase from the Milk Members a percentage of the outstanding membership units in exchange for (i) the Milk Cash Consideration and (ii) a number of Waldencast plc Non-Economic ordinary shares equal to the Milk Equity Consideration and (b) Waldencast LP will purchase from the Milk Members the remainder of the outstanding membership units in exchange for the Milk Equity Consideration; and

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

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into an ordinary share, par value $0.0001 per share, of the Company (following its Domestication) (the “Waldencast plc Class A ordinary shares”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into a Waldencast plc Class A ordinary share, (iii) each then issued and outstanding warrant of the Company will convert automatically into a warrant to acquire one Waldencast plc Class A ordinary share (“Waldencast plc Warrant”), pursuant to the Warrant Agreement, dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of the Company shall be cancelled and will entitle the holder thereof to one Waldencast plc Class A ordinary share and one-third of one Waldencast plc Warrant.

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 34,500,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The value of these redeemable shares was calculated as the gross proceeds from the sale of Waldencast’s public units reduced by the proceeds allocable to the Public Warrants, issuance costs related to Waldencast’s public units and the accretion of the carrying value to the redemption value. Upon the consummation of the Initial Public Offering, the Company recorded $31,410,398 in accretion.

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$345,055,667	$345,055,667	$—	$—
Liabilities:
Forward purchase agreement liabilities	(10,656,000)	—	—	(10,656,000)
Warrant liabilities	(16,795,333)	(11,040,000)	—	(5,755,333)

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$345,052,047	$345,052,047	$—	$—
Liabilities:
Forward purchase agreement liabilities	(13,320,000)	—	—	(13,320,000)
Warrant liabilities	(21,153,666)	(13,915,000)	—	(7,238,666)

The Company utilizes a Monte Carlo simulation model to value its private warrants at each reporting period, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

For the three months ended March 31, 2022 and 2021, there were no transfers between Levels 1, 2 or 3.

The following table provides quantitative information regarding Level 3 fair value measurements: (private warrants and forward purchase agreements)

	At March 31, 2022	At December 31, 2021
Share price	$10.00	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.25	5.50
Volatility	12.0%	19.0%
Risk-free rate	2.42%	1.31%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2021	$—	$—	$—
Initial measurement on March 18, 2021	11,960,000	6,230,000	18,190,000
Change in fair value of warrant liabilities	1,955,000	1,008,666	2,963,666
Fair value as of December 31, 2021	$13,915,000	$7,238,666	$21,153,666
Change in fair value	(2,875,000)	(1,483,333)	(4,358,333)
Fair value as of March 31, 2022	$11,040,000	$5,755,333	$16,795,333

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

The Company has initially classified the FPA as a liability. This financial instrument is subject to re-measurement at each balance sheet date. With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. As such, the Company recorded a $11,655,000 of derivative liabilities related to the FPA as of March 18, 2021. At December 31, 2021, the re-measurement of the derivative associated with the FPA resulted in the following change in the derivative liabilities – forward purchase agreement.

FPA Liabilities

Derivative liability – forward purchase agreement at March 18, 2021	$11,655,000
Change in fair value of derivative liability – forward purchase agreement	1,665,000
Derivative liability – forward purchase agreement at December 31, 2021	$13,320,000
Change in fair value of derivative liability – forward purchase agreement	(2,664,000)
Derivative liability – forward purchase agreement at March 31, 2022	10,656,000

The following table presents information about the assumptions used to value the Company’s FPA liabilities classified as Level 3 in the fair value hierarchy that are measured at fair value on a recurring basis.

	At March 31, 2022	At December 31, 2021
Share price	$10.00	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.25	5.50
Volatility	11.8%	19.0%
Risk-free rate	2.42%	1.31%
Dividend yield	0.0%	0.0%

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Waldencast Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Waldencast Long-Term Capital LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the 2021 Annual Report filed with the SEC on March 31, 2022. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

(ii)	as a result of the Merger, among other things, each outstanding Obagi Common Stock as of immediately prior to the Obagi Merger Effective Time (other than in respect of Excluded Shares (as defined in the Obagi Merger Agreement)) will be cancelled and converted into the right to receive (a) an amount in cash equal to the quotient obtained by dividing (i) the Obagi Cash Consideration (as defined in the Obagi Merger Agreement) by (ii) the number of Aggregate Fully Diluted Company Common Shares (as defined in the Obagi Merger Agreement), and (b) a number of Waldencast plc Class A ordinary shares equal to the quotient obtained by dividing (i) the Obagi Stock Consideration (as defined in the Obagi Merger Agreement) by (ii) the number of Aggregate Fully Diluted Company Common Shares; and

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

The Milk Equity Purchase Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i)	at the Milk Closing, upon the terms and subject to the conditions of the Milk Equity Purchase Agreement, the Purchasers will acquire from the Milk Members and the Milk Members will sell to the Purchasers all of the issued and outstanding membership units of Milk in exchange for the Milk Cash Consideration (as defined in the Milk Equity Purchase Agreement), and the Milk Equity Consideration (as defined in the Milk Equity Purchase Agreement), which consist of partnership units of Waldencast LP exchangeable for Waldencast plc Class A ordinary shares, and the Waldencast plc Non-Economic ordinary shares (as defined in the Milk Equity Purchase Agreement);

(ii)	as a result of the Milk Transaction, among other things, (a) Holdco Purchaser will purchase from the Milk Members a percentage of the outstanding membership units in exchange for the (i) Milk Cash Consideration and (ii) a number of Waldencast plc Non-Economic ordinary shares equal to the Milk Equity Consideration and (b) Waldencast LP will purchase from the Milk Members the remainder of the outstanding membership units in exchange for the Milk Equity Consideration; and

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

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into a Waldencast plc Class A ordinary share, (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into a Waldencast plc Class A ordinary share, (iii) each then issued and outstanding warrant of the Company will convert automatically into a Waldencast plc Warrant, pursuant to the Warrant Agreement, dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of the Company shall be cancelled and will entitle the holder thereof to one Waldencast plc Class A ordinary share and one-third of one Waldencast plc Warrant.

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

For more information about the Obagi Merger Agreement and the Milk Equity Purchase Agreement and the proposed Obagi and Milk Business Combinations, see our Current Report on Form 8-K filed with the SEC on November 15, 2021. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Obagi and Milk Business Combinations and does not contain the risks associated with the proposed Obagi and Milk Business Combinations.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, the search for a prospective initial Business Combination, and the negotiation and execution of the proposed Obagi and Milk Business Combinations. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended March 31, 2022, we had a net income of $3,022,915, which consisted of operating costs of $4,003,477, offset by a non-cash change in fair value of warrant derivative liabilities and Forward Purchase Agreement (as defined below) liabilities of $4,358,333 and $2,664,000, respectively, and interest income from operating bank account of $439, and interest income on marketable securities held in the Trust Account of $3,620.

For the three months ended March 31, 2021, we had a net loss of $1,183,957, which included a loss from operations of $117,515, offering cost expense allocated to warrants of $719,201, a loss from the change in fair value of warrant liabilities of $348,666, and interest income from operating bank account of $131, and interest income on marketable securities held in the Trust Account of $1,294.

Liquidity and Capital Resources

On March 18, 2021, we consummated the Initial Public Offering of 34,500,000 Units at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3 to the condensed financial statements. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 5,933,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4 to the condensed financial statements.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account. We incurred $20,169,599 in transaction costs, including $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $1,194,599 of other costs.

As of March 31, 2022, cash used in operating activities was $414,788. Net income of $3,022,915 was affected by non-cash changes in the deferred legal fees of $2,112,194, the fair value of warrant derivative liabilities, and Forward Purchase Agreement liabilities of $4,358,333 and $2,664,000, respectively, and interest earned on marketable securities held in the Trust Account of $3,620. Changes in current assets and liabilities provided $1,476,056 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $345,055,667. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through March 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination (including the proposed Obagi and Milk Business Combinations), the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $1,088,980 and a working capital deficit of $517,158. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination (including the proposed Obagi and Milk Business Combinations).

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On October 28, 2021, we drew down the entire available balance of the Working Capital Promissory Note in an amount equal to $1,500,000. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Going Concern

We anticipate that the $1,088,980 outside of the Trust Account as of March 31, 2022, will be sufficient to allow us to operate for the remainder of the Business Combination period. Until consummation of a Business Combination, we will use the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we will need to raise additional capital through loans from our Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to or to invest in us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

There is no guarantee that the Company will be able to consummate a Business Combination within the Combination Period, which raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space administrative and support services provided to us. We began incurring these fees on March 15, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or the liquidation.

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

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. As of March 31, 2022 and December 31, 2021, 34,500,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

We account for the Forward Purchase Agreements in accordance with ASC 815-40 as a derivative liability. These liabilities are subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations.

Conversion Feature of Working Capital Promissory Note

On August 18, 2021, we issued the Working Capital Promissory Note to the Sponsor. The Working Capital Promissory Note was issued in order to finance certain transaction costs in connection with the Business Combination. At the lender’s discretion, it may elect to convert up to $1,500,000 of the unpaid principal balance of the Working Capital Promissory Note into warrants, at a price of $1.50 per warrant, with each whole warrant exercisable for one of our Class A ordinary shares upon the consummation of an initial Business Combination. This embedded conversion feature is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The value of the conversion features was considered de minimis both as of March 31, 2022, and December 31, 2021.

Net Income (Loss) Per Ordinary Shares

Net loss per share is computed by dividing net income (loss) by the weighted-average number of shares of ordinary shares outstanding during the period.

Our statements of operations include a presentation of net income (loss) per share for ordinary shares subject to possible redemption and apply the two-class method in calculating net loss per share. Basic and diluted net income (loss) per ordinary share for Class A redeemable ordinary shares is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. Basic and diluted net income (loss) per share for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income (loss) attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness which resulted in errors related to the Company’s accounting for complex financial instruments, such as the accounting classification of our Public Warrants and Private Placement Warrants, as well as of a portion of Class A ordinary shares subject to possible redemption previously included in shareholders’ deficit.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q, other than the circumstances described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 2021 Annual Report filed with the SEC on March 31, 2022, except as described below.

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

In particular, in response to Russia’s recent invasion of Ukraine, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyberattacks against U.S. companies.

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

Any of the foregoing factors may have the effect of heightening many of the other risks described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

Changes in laws or regulations, or how such laws or regulations are interpreted or applied, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional  disclosure requirements in business combination transactions involving Special Purpose Acquisition Companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

These issuance were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $20,169,599 (including deferred underwriting commissions of approximately $12,075,000 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $345 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

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

WALDENCAST ACQUISITION CORP.

Date: May 16, 2022	/s/ Michel Brousset
	Name:	Michel Brousset
	Title:	Chief Executive Officer
(Principal Executive and Accounting Officer)

Date: May 16, 2022	/s/ Tassilo Festetics
	Name:	Tassilo Festetics
	Title:	Chief Financial and Technology Officer
(Principal Financial Officer)